Form 10-Q
period 1996-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 1996-05-14
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended March 31, 1996
                          ------------

                Commission File Number 0-18500
                          ------------

              Alternative Asset Growth Fund, L.P.
              -----------------------------------

                  (Exact name of registrant)

       Delaware                               74-2546493
- - -----------------------         ------------------------------------
(State of Organization)         (I.R.S. Employer Identification No.)



                      ProFutures, Inc.
                1310 Highway 620, Suite 200
                    Austin, Texas 78734
                ---------------------------

          (Address of principal executive office)

Registrant's telephone number, including area code (512) 264-1100.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X
                                 No


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
      March 31, 1996 (Unaudited) and December 31, 1995 (Audited)
                              -----------

                                                      1996          1995
                                                      ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 5,597,854   $ 6,212,851
    Net option premiums (received)                    (83,057)     (114,576)
    Unrealized gain on open contracts                 688,796     1,263,292
                                                  -----------   -----------

      Deposits with brokers                         6,203,593     7,361,567

  Cash and cash equivalents                        14,780,281    15,220,226
                                                  -----------   -----------

      Total assets                                $20,983,874   $22,581,793
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    12,001   $    13,010
  Advisor incentive fees payable                       66,817       190,408
  Advisor management fees payable                      56,667        53,752
  Consultant fee payable                               34,698        37,157
  General Partner fee payable                          34,698        37,157
  Trading Manager fee payable                          17,349        18,578
  Commissions and other trading fees
    on open contracts                                  29,440        30,677
  Redemptions payable                                 469,856       173,994
                                                  -----------   -----------

      Total liabilities                               721,526       554,733
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    March 31, 1996 and December 31, 1995              367,942       386,084
  Limited Partners - 17,488.748 and 18,130.272
    units outstanding at March 31, 1996 and
    December 31, 1995                              19,894,406    21,640,976
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          20,262,348    22,027,060
                                                  -----------   -----------

                                                  $20,983,874   $22,581,793
                                                  ===========   ===========

                         See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 1996 and 1995
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                           March 31,
                                                      1996          1995
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   (90,478)  $    82,427
    Change in unrealized                             (574,496)      232,738
                                                  -----------   -----------

      Gain (loss) from trading                       (664,974)      315,165

  Interest income                                     265,203       334,277
                                                  -----------   -----------

      Total income (loss)                            (399,771)      649,442
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               176,836       523,252
  Advisor incentive fees                               66,817       245,979
  Advisor management fees                              56,490        93,061
  Consultant fee                                      106,218       125,620
  General Partner fee                                 106,218       125,620
  Trading Manager fee                                  53,109        62,810
  Operating expenses                                   67,416        79,727
                                                  -----------   -----------

      Total expenses                                  633,104     1,256,069
                                                  -----------   -----------

      NET (LOSS)                                  $(1,032,875)  $  (606,627)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $    (56.28)  $    (28.96)

(DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $    (56.09)  $    (28.02)

                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 1996 and 1995
                               (Unaudited)
                               -----------
                 General            Limited
                 Partner            Partners                 Total
            ----------------   ------------------       ------------------
            Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1995       323.451  $386,084  18,130.272  $21,640,976  18,453.723  $22,027,060
Net (loss)
 for the
 three months
 ended
 March 31,
 1996                 (18,142)              (1,014,733)              (1,032,875)
Redemptions       0         0    (641.524)    (731,837)   (641.524)    (731,837)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 March 31,
 1996       323.451  $367,942  17,488.748  $19,894,406  17,812.199  $20,262,348
            =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1994       323.451  $400,028  20,897.226  $25,844,617  21,220.677  $26,244,645
Net (loss)
 for the
 three months
 ended
 March 31,
 1995                  (9,063)                (597,564)                (606,627)
Redemptions       0         0    (850.345)  (1,015,863)   (850.345)  (1,015,863)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 March 31,
 1995       323.451  $390,965  20,046.881  $24,231.190  20,370.332  $24,622,155
            =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1994                        $  1,236.75
                                           ===========
  March 31, 1995                           $  1,208.73
                                           ===========
  December 31, 1995                        $  1,193.64
                                           ===========
  March 31, 1996                           $  1,137.55
                                           ===========



                        See accompanying notes.


                  ALTERNATIVE ASSET GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                              -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  General Description of the Partnership

         Alternative Asset Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool.

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

     D.  Cash and Cash Equivalents

         Cash and cash equivalents includes cash and short-term investments in fixed income securities.

     E.  Brokerage Commissions

         Brokerage commissions include other trading fees and are charged to expense when contracts are opened.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

     F.  Income Taxes

         The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

     G.  Foreign Currency Transactions

         The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of March 31, 1996, $365,900 has been contributed to the Partnership by the General Partner and its principals.

         The Agreement of Limited Partnership also requires that the General Partner, at all times after the Partnership commences trading and so long as it remains General Partner of the Partnership, maintain a net worth not less than the sum of (i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which it acts as a General Partner if such contributions are equal to or less than $2,500,000; and (ii) 10% of the aggregate capital contributions of any limited partnerships for which it shall act as a General Partner if such contributions exceed $2,500,000.

         ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING), formerly Quantum Financial Services, Inc., whereby ING agrees to purchase or subscribe to (up to $19,000,090) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 2.  GENERAL PARTNER (CONTINUED)

         The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value.

Note 3.  COMMODITY TRADING ADVISORS

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from .2% to 2.8% annually of allocated Net Asset Value. In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 29% of Trading Profits (as defined in the trading advisory contracts) on that portion of the Partnership's assets which they direct.

Note 4.  DEPOSITS WITH BROKERS

         The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its cash deposited with the brokers.

Note 5.  OTHER FEES

         The Partnership employs a Consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership.

         The Partnership's Trading Manager receives a monthly fee of 1/12 of 1% (1% annually) of month-end Net Asset Value for management services rendered to the Partnership.

Note 6.  DISTRIBUTIONS AND REDEMPTIONS

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Agreement of Limited Partnership.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

         Purchase and sale of futures and options on futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

         The Partnership deposits cash with various financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1996 and 1995 was approximately $450,000 and $1,207,000, respectively, and the fair value as of March 31, 1996 and December 31, 1995 was approximately $606,000 and $1,149,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the three months ended March 31, 1996 and 1995 are reflected in the statement of operations and equals gain (loss) from trading less brokerage commissions.
         Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1996 and December 31, 1995, the notional amount of open contracts is as follows:

                                 March 31,                 December 31,
                                   1996                        1995
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture       $ 16,900,000  $  5,800,000  $ 11,900,000  $  3,600,000
    - Currency and
        currency
        indices           14,100,000     4,700,000     2,100,000    10,300,000
    - Energy               2,600,000             0     2,200,000       300,000
    - Equity indices      19,500,000     8,200,000     6,200,000    23,300,000
    - Interest rates      54,400,000    86,300,000   170,400,000    19,300,000
    - Metals              14,700,000    10,000,000    10,300,000    13,800,000
    - Other                        0       600,000       200,000       900,000

Purchased options on:
  Futures Contracts:
    - Agriculture          1,500,000     2,000,000      1,000,000            0
    - Equity indices               0     4,900,000             0             0
    - Interest rates         700,000       900,000             0     2,400,000
    - Metals                       0       200,000     2,300,000             0
                        ------------  ------------  ------------  ------------

                        $124,400,000  $123,600,000  $206,600,000  $ 73,900,000
                        ============  ============  ============  ============


         The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The General Partner has established procedures to actively monitor and minimize market and credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         A. LIQUIDITY: The Registrant is very liquid in that it holds its assets in cash or near cash investments.

         B. CAPITAL RESOURCES: Since the Registrant's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures. Except as it impacts the commodity markets, inflation is not a significant factor in the Fund's profitability.

         C. RESULTS OF OPERATIONS: On March 7, 1990 the Registrant commenced trading operations with a beginning equity of $4,384,536. The Registrant's offering of Units of Limited Partnership Interest terminated on May 30, 1991.

             During 1990 the Registrant earned $911,948. The Registrant lost $1,846,137 in 1992 as compared to earnings of $1,046,330 for 1991.
             For 1993 the Registrant had net income of $2,433,194 as compared to net income of $98,340 for 1994. The Registrant had a net loss of $985,673 in 1995. For the quarter ended March 31, 1996 the Registrant had a net loss of $1,032,875 as compared to a net loss of $606,627 for the quarter ended March 31, 1995.

             The Fund's losses for the quarter ended March 31, 1996 resulted from significant February losses in the bond and interest rate markets, as well as February losses in the energy, metal and grain markets. The February losses were slightly offset by gains in the months of January and March in the interest rate, currency and precious metals markets.

             There were no unusual or infrequent events which materially affected the Registrant's operations. The Net Asset Value per Unit as of March 31, 1996 was $1,137.55 and the total Net Asset Value of the Fund amounted to $20,262,348. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from month to month and year to year.

             The General Partners have established procedures to actively monitor and minimize the market and credit risk of the Fund.
             ATA Research, Inc. (ATA), in its capacity as Trading Manager of the Fund, manages market risk through the monitoring of the Fund's advisors and their trading in the various commodity markets. The General Partners seek to minimize credit risk primarily by keeping only minimal amounts of excess cash at the brokers, with excess cash being maintained in custodial or other accounts providing credit protection. Additionally, the General Partners monitor credit risk based on their current knowledge of the brokers' credit worthiness.

         D. POSSIBLE CHANGES: The General Partner reserves the right to terminate and/or engage additional commodity trading advisors in the future and reserves the right to change any of the Registrant's clearing arrangements to accommodate any new commodity trading advisors.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         There were no reports filed on Form 8-K.



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Alternative Asset Growth Fund, L.P.
                         (Registrant)



                                    Gary D. Halbert, President
                                    ProFutures, Inc., General Partner
                                    Alternative Asset Growth Fund, L.P.