Form 10-Q
period 1996-06-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 1996-08-07
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended June 30, 1996
                          ------------

                Commission File Number 0-18500
                          ------------

              Alternative Asset Growth Fund, L.P.
              -----------------------------------

                  (Exact name of registrant)

       Delaware                               74-2546493
- -----------------------         ------------------------------------
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


                                 Yes  X
                                 No



                      PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
      June 30, 1996 (Unaudited) and December 31, 1995 (Audited)
                              -----------

                                                      1996          1995
                                                      ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 6,366,543   $ 6,212,851
    Net option premiums (received)                    (62,190)     (114,576)
    Unrealized gain on open contracts                 684,630     1,263,292
                                                  -----------   -----------

      Deposits with brokers                         6,988,983     7,361,567

  Cash and cash equivalents                        13,424,249    15,220,226
                                                  -----------   -----------

      Total assets                                $20,413,232   $22,581,793
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     5,665   $    13,010
  Advisor incentive fees payable                       86,797       190,408
  Advisor management fees payable                      63,217        53,752
  Consultant fee payable                               33,717        37,157
  General Partner fee payable                          33,717        37,157
  Trading Manager fee payable                          16,858        18,578
  Commissions and other trading fees
    on open contracts                                  27,477        30,677
  Redemptions payable                                 434,376       173,994
                                                  -----------   -----------

      Total liabilities                               701,824       554,733
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    June 30, 1996 and December 31, 1995              379,447       386,084
  Limited Partners - 16,479.102 and 18,130.272
    units outstanding at June 30, 1996 and
    December 31, 1995                              19,331,961    21,640,976
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          19,711,408    22,027,060
                                                  -----------   -----------

                                                  $20,413,232   $22,581,793
                                                  ===========   ===========



                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                               -----------

                                                       Six Months Ended
                                                           June 30,
                                                      1996          1995
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   892,240   $ 2,170,330
    Change in unrealized                             (578,662)   (1,037,476)
                                                  -----------   -----------

          Gain from trading                           313,578     1,132,854

  Interest income                                     523,302       684,889
                                                  -----------   -----------

          Total income                                836,880     1,817,743
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               323,551     1,016,252
  Advisor incentive fees                              153,614       405,924
  Advisor management fees                             119,706       196,045
  Consultant fee                                      209,442       248,682
  General Partner fee                                 209,442       248,682
  Trading Manager fee                                 104,721       124,341
  Operating expenses                                  114,903       138,520
                                                  -----------   -----------

          Total expenses                            1,235,379     2,378,446
                                                  -----------   -----------

          NET (LOSS)                              $  (398,499)  $  (560,703)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $    (22.23)  $    (27.25)
                                                  ===========   ===========
(DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $    (20.52)  $    (25.94)
                                                  ===========   ===========



                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
           For the Three Months Ended June 30, 1996 and 1995
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                           June 30,
                                                      1996          1995
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   982,718   $ 2,087,904
    Change in unrealized                               (4,166)   (1,270,215)
                                                  -----------   -----------

          Gain from trading                           978,552       817,689

  Interest income                                     258,099       350,612
                                                  -----------   -----------

          Total income                              1,236,651     1,168,301
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               146,715       493,000
  Advisor incentive fees                               86,797       159,945
  Advisor management fees                              63,216       102,984
  Consultant fee                                      103,224       123,062
  General Partner fee                                 103,224       123,062
  Trading Manager fee                                  51,612        61,531
  Operating expenses                                   47,487        58,793
                                                  -----------   -----------

          Total expenses                              602,275     1,122,377
                                                  -----------   -----------

          NET INCOME                              $   634,376   $    45,924
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $     36.25   $      2.27
                                                  ===========   ===========
INCREASE IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $     35.57   $      2.08
                                                  ===========   ===========



                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                               -----------
                 General            Limited
                 Partner            Partners                 Total
            ----------------   ------------------       ------------------
            Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1995       323.451  $386,084  18,130.272  $21,640,976  18,453.723  $22,027,060
Net (loss)
 for the
 six months
 ended
 June 30,
 1996                  (6,637)                (391,862)                (398,499)
Redemptions       0         0  (1,651.170)  (1,917,153) (1,651.170)  (1,917,153)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 June 30,
 1996       323.451  $379,447  16,479.102  $19,331,961  16,802.553  $19,711,408
            =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1994       323.451  $400,028  20,897.226  $25,844,617  21,220.677  $26,244,645
Net (loss)
 for the
 six months
 ended
 June 30,
 1995                  (8,391)                (552,312)                (560,703)
Redemptions       0         0  (1,491.762)  (1,796,015) (1,491.762)  (1,796,015)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 June 30,
 1995       323.451  $391,637  19,405.464  $23,496,290  19,728.915  $23,887,927
            =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1995                        $  1,193.64
                                           ===========
  June 30, 1996                            $  1,173.12
                                           ===========
  December 31, 1994                        $  1,236.75
                                           ===========
  June 30, 1995                            $  1,210.81
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

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of June 30, 1996, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING), whereby ING agrees to purchase or subscribe to (up to $19,000,090) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.



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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1996 and 1995 was approximately $627,000 and $241,000, respectively, and the fair value as of June 30, 1996 and December 31, 1995 was approximately $622,000 and $1,149,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the six and three months ended June 30, 1996 and 1995 are reflected in the statement of operations and equals gain from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1996 and December 31, 1995, the notional amount of open contracts is as follows:

                                 June 30,                  December 31,
                                   1996                        1995
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Futures contracts
 and written options
 thereon:
  - Agriculture         $ 11,800,000  $  5,500,000  $ 11,900,000  $  3,600,000
  - Currency and
      currency
      indices             22,000,000    17,400,000     2,100,000    10,300,000
  - Energy                 2,400,000             0     2,200,000       300,000
  - Equity indices         1,100,000    12,100,000     6,200,000    23,300,000
  - Interest rates        63,800,000    53,800,000   170,400,000    19,300,000
  - Metals                 3,100,000    15,500,000    10,300,000    13,800,000
  - Other                          0       800,000       200,000       900,000

Purchased options on
 futures contracts:
  - Agriculture            1,500,000             0     1,000,000             0
  - Interest rates           800,000             0             0     2,400,000
  - Metals                 1,300,000             0     2,300,000             0
                        ------------  ------------  ------------  ------------

                        $107,800,000  $105,100,000  $206,600,000  $ 73,900,000
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

             During 1990 the Registrant earned $911,948. The Registrant lost $1,846,137 in 1992 as compared to earnings of $1,046,330 for 1991.
             For 1993 the Registrant had net income of $2,433,194 as compared to net income of $98,340 for 1994. The Registrant had a net loss of $985,673 in 1995. For the three months ended June 30, 1996 the registrant had net income of $634,376 as compared to net income of $45,924 for the three months ended June 30, 1995. For the six months ended June 30, 1996 the Registrant had a net loss of $398,499 as compared to a net loss of $560,703 for the six months ended June 30, 1995.

             The Fund's income for the quarter ended June 30, 1996 resulted from large gains in the interest rate, energy and grain markets in April, which were largely offset by losses in grains, foreign currencies and interest rates in May, followed by gains in the bond, energy and foreign currency markets in June.

             The Fund's losses for the quarter ended March 31, 1996 resulted from significant February losses in the bond and interest rate markets, as well as February losses in the energy, metal and grain markets. The February losses were slightly offset by gains in the months of January and March in the interest rate, currency and precious metals markets.

             There were no unusual or infrequent events which materially affected the Registrant's operations. The Net Asset Value per Unit as of June 30, 1996 was $1,173.12 and the total Net Asset Value of the Fund amounted to $19,711,408. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from month to month and year to year.

             The General Partners have established procedures to actively monitor and minimize the market and credit risk of the Fund.
             ATA Research, Inc. (ATA), in its capacity as Trading Manager of the Fund, manages market risk through the monitoring of the Fund's advisors and their trading in the various commodity markets. The General Partners seek to minimize credit risk primarily by keeping only minimal amounts of excess cash at the brokers, with excess cash being maintained in custodial or other accounts providing credit protection. Additionally, the General Partner monitors credit risk based on their current knowledge of the brokers' credit worthiness.

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