Form 10-Q
period 1996-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 1996-11-14
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter Ended September 30, 1996
                          ------------

                Commission File Number 0-18500
                          ------------

              Alternative Asset Growth Fund, L.P.
              -----------------------------------

                  (Exact name of registrant)

       Delaware                               74-2546493
-----------------------         ------------------------------------
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


                                 Yes  X
                                 No



                      PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
    September 30, 1996 (Unaudited) and December 31, 1995 (Audited)
                              -----------

                                                      1996          1995
                                                      ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 7,045,905   $ 6,212,851
    Net option premiums (received)                   (183,734)     (114,576)
    Unrealized gain on open contracts               1,557,167     1,263,292
                                                  -----------   -----------

      Deposits with brokers                         8,419,338     7,361,567

  Cash and cash equivalents                        11,812,403    15,220,226
                                                  -----------   -----------

      Total assets                                $20,231,741   $22,581,793
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     6,188   $    13,010
  Advisor incentive fees payable                      194,974       190,408
  Advisor management fees payable                      61,585        53,752
  Consultant fee payable                               33,227        37,157
  General Partner fee payable                          33,227        37,157
  Trading Manager fee payable                          16,614        18,578
  Commissions and other trading fees
    on open contracts                                  32,538        30,677
  Redemptions payable                                 389,817       173,994
                                                  -----------   -----------

      Total liabilities                               768,170       554,733
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    September 30, 1996 and December 31, 1995          403,732       386,084
  Limited Partners - 15,269.885 and 18,130.272
    units outstanding at September 30, 1996 and
    December 31, 1995                              19,059,839    21,640,976
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          19,463,571    22,027,060
                                                  -----------   -----------

                                                  $20,231,741   $22,581,793
                                                  ===========   ===========



                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 1996 and 1995
                               (Unaudited)
                               -----------

                                                      Nine Months Ended
                                                         September 30,
                                                      1996          1995
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $ 1,645,706   $  (384,454)
    Change in unrealized                              293,875      (382,667)
                                                  -----------   -----------

          Gain (loss) from trading                  1,939,581      (767,121)

  Interest income                                     764,231     1,004,303
                                                  -----------   -----------

          Total income                              2,703,812       237,182
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               469,093     1,236,609
  Advisor incentive fees                              348,588       530,214
  Advisor management fees                             181,291       259,247
  Consultant fee                                      306,713       358,370
  General Partner fee                                 306,713       358,370
  Trading Manager fee                                 153,357       179,184
  Operating expenses                                  160,050       202,540
                                                  -----------   -----------

          Total expenses                            1,925,805     3,124,534
                                                  -----------   -----------

          NET INCOME (LOSS)                       $   778,007   $(2,887,352)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $     44.70   $   (142.93)
                                                  ===========   ===========
INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $     54.56   $   (145.22)
                                                  ===========   ===========



                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1996 and 1995
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                         September 30,
                                                      1996          1995
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   753,466   $(2,554,784)
    Change in unrealized                              872,537       654,809
                                                  -----------   -----------

          Gain (loss) from trading                  1,626,003    (1,899,975)

  Interest income                                     240,929       319,414
                                                  -----------   -----------

          Total income (loss)                       1,866,932    (1,580,561)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               145,541       220,357
  Advisor incentive fees                              194,974       124,920
  Advisor management fees                              61,585        63,202
  Consultant fee                                       97,271       109,688
  General Partner fee                                  97,271       109,688
  Trading Manager fee                                  48,636        54,843
  Operating expenses                                   45,147        64,020
                                                  -----------   -----------

          Total expenses                              690,425       746,718
                                                  -----------   -----------

          NET INCOME (LOSS)                       $ 1,176,507   $(2,327,279)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $     71.88   $   (119.66)
                                                  ===========   ===========
INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $     75.08   $   (119.28)
                                                  ===========   ===========



                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Nine Months Ended September 30, 1996 and 1995
                               (Unaudited)
                               -----------
                 General            Limited
                 Partner            Partners                 Total
            ----------------   ------------------       ------------------
            Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1995       323.451  $386,084  18,130.272  $21,640,976  18,453.723  $22,027,060
Net income
 for the
 nine months
 ended
 September 30,
 1996                  17,648                  760,359                  778,007
Redemptions       0         0  (2,860.387)  (3,341,496) (2,860.387)  (3,341,496)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 September 30,
 1996       323.451  $403,732  15,269.885  $19,059,839  15,593.336  $19,463,571
            =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1994       323.451  $400,028  20,897.226  $25,844,617  21,220.677  $26,244,645
Net (loss)
 for the
 nine months
 ended
 September 30,
 1995                 (46,972)              (2,840,380)              (2,887,352)
Redemptions       0         0  (2,228.545)  (2,626,848) (2,228.545)  (2,626,848)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 September 30,
 1995       323.451  $353,056  18,668.681  $20,377,389  18,992.132  $20,730,445
            =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1995                        $  1,193.64
                                           ===========
  September 30, 1996                       $  1,248.20
                                           ===========
  December 31, 1994                        $  1,236.75
                                           ===========
  September 30, 1995                       $  1,091.53
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

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of September 30, 1996, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1996 and 1995 was approximately $665,000 and $620,000, respectively, and the fair value as of September 30, 1996 and December 31, 1995 was approximately $1,373,000 and $1,149,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the nine and three months ended September 30, 1996 and 1995 are reflected in the statements of operations and equals gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1996 and December 31, 1995, the notional amount of open contracts is as follows:

                               September 30,                December 31,
                                   1996                        1995
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Futures contracts
 and written options
 thereon:
  - Agriculture         $ 13,700,000  $ 11,400,000  $ 11,900,000  $  3,600,000
  - Currency and
      currency
      indices              5,700,000    19,100,000     2,100,000    10,300,000
  - Energy                 2,200,000       300,000     2,200,000       300,000
  - Equity indices        19,500,000     8,700,000     6,200,000    23,300,000
  - Interest rates       147,100,000     9,600,000   170,400,000    19,300,000
  - Metals                 3,600,000    11,900,000    10,300,000    13,800,000
  - Other                    800,000       600,000       200,000       900,000

Purchased options on
 futures contracts:
  - Agriculture            1,500,000             0     1,000,000             0
  - Interest rates         1,000,000     1,800,000             0     2,400,000
  - Metals                   100,000     3,200,000     2,300,000             0
                        ------------  ------------  ------------  ------------

                        $195,200,000  $ 66,600,000  $206,600,000  $ 73,900,000
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

             During 1990 the Registrant earned $911,948. The Registrant lost $1,846,137 in 1992 as compared to earnings of $1,046,330 for 1991.
             For 1993 the Registrant had net income of $2,433,194 as compared to net income of $98,340 for 1994. The Registrant had a net loss of $985,673 in 1995. For the three months ended September 30, 1996 the registrant had net income of $1,176,507 as compared to a net loss of $2,327,279 for the three months ended September 30, 1995. For the nine months ended September 30, 1996 the Registrant had net income of $778,007 as compared to a net loss of $2,887,352 for the nine months ended September 30, 1995.

             The Fund's income for the quarter ended September 30, 1996 resulted from large gains in the foreign interest rate and bond markets in September and gains in the foreign interest rate, grain and energy markets in August. These gains were slightly offset by losses in July in the grain, foreign currency and interest rate markets.

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

             There were no unusual or infrequent events which materially affected the Registrant's operations. The Net Asset Value per Unit as of September 30, 1996 was $1,248.20 and the total Net Asset Value of the Fund amounted to $19,463,571. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from month to month and year to year.

             The General Partner has established procedures to actively monitor and minimize the market and credit risk of the Fund.
             ATA Research, Inc. (ATA), in its capacity as Trading Manager of the Fund, manages market risk through the monitoring of the Fund's advisors and their trading in the various commodity markets. The General Partner seeks to minimize credit risk primarily by keeping only minimal amounts of excess cash at the brokers, with excess cash being maintained in custodial or other accounts providing credit protection. Additionally, the General Partner monitors credit risk based on their current knowledge of the brokers' credit worthiness.

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