Form 10-K
period 1996-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 1997-03-20
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 1996
                                  --------------

                        Commission File number:  0-18500
                                  --------------

                       Alternative Asset Growth Fund, L.P.
                       -----------------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                   74-2546493
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                               c/o ProFutures, Inc.,
                            1310 Highway 620, Suite 200,
                                Austin, Texas  78734
                            ----------------------------
                     (Address of principal executive offices)

                           Registrant's telephone number

                                  (512) 263-3800
                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class.       Name of each exchange on which registered.
  --------------------       ------------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X
                                    No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                    None

                    DOCUMENTS INCORPORATED BY REFERENCE

          Registrant's Prospectus dated August 31, 1990 and Supplement thereto dated March 1, 1991 are incorporated herein by
                  reference in Part I, Part III and Part IV


                                   PART I


Item 1.  Business.

(a)  General Development of Business
     -------------------------------

     Alternative Asset Growth Fund, L.P. ("Registrant") was organized on April 28, 1989 under the Delaware Revised Uniform Limited Partnership Act. The General Partner and Commodity Pool Operator of the Partnership is ProFutures, Inc. (a Texas Corporation). The General Partner's address is 1310 Highway 620, Suite 200, Austin, Texas 78734 and its telephone numbers are 1-800-348-3601 and (512) 263-3800.

     The Registrant filed a registration statement with the U.S. Securities and Exchange commission for the sale of a minimum of $4,000,000 and maximum of $50,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on September 26, 1989. On March 6, 1990 the requisite $4,000,000 level of subscriptions was exceeded and the subscription funds were transferred to the Registrant's account. On March 7, 1990 the Registrant commenced trading activity and continued the offering of Units until the expiration of the offering period.

     The Unit selling price during the initial offering period was $1,000, plus a $120 account opening fee per investor. After the commencement of trading, Unit purchasers acquired Units at the month-end Net Asset Value per Unit (as defined in the limited partnership agreement) plus a pro rata portion of unamortized organization and offering expenses.

     The Registrant later continued the offering and sale of Units on August 31, 1990, pursuant to a post-effective amendment dated July 16, 1990 and Prospectus dated August 31, 1990. This offering terminated on May 30, 1991. The Registrant issued an aggregate of 32,516.437 Units of Limited Partnership Interest for total contributions of $36,976,906 exclusive of account opening fees. Offering costs of $261,069 and $6,984 were charged against partners' capital in 1990 and 1991 respectively.

(b)  Trading Activity
     ----------------

     The General Partner administers the business and affairs of the Registrant exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by ATA Research Inc., its Trading Manager. At December 31, 1996 there are eight Commodity Trading Advisors: Fundamental Futures, Inc.; Wizard Trading, Inc.; Rainbow Trading Corporation; Willowbridge Associates, Inc.; Rabar Market Research, Inc.; Dominion Capital Management, Inc.; Atlas Capital Management, Inc. and Hampton Investors Inc.

     ProFutures, Inc., a Texas corporation, is a guaranteed Introducing Broker of Internationale Nederlanden (U.S.) Derivatives Clearing, Inc.
     (ING). It is also registered with the Commodity Futures Trading Commission (CFTC) as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the National Futures Association (NFA). Gary D. Halbert is the Chairman, President and principal stockholder of ProFutures, Inc., which was incorporated and began operation in December 1984 and specializes in speculative managed futures accounts.

     ATA Research, Inc., the Registrant's Trading Manager, is a Texas corporation whose sole Director, Officer and stockholder is Aladin T. Abguhazaleh. Organized in 1985 to perform research and consulting services associated with monitoring performance of Commodity Trading Advisors, ATA Research, Inc. now monitors, for its own use and that of its clients, performance data for more than 100 Trading Advisors. It also acts as General Partner of two commodity pools and as Trading Manager of other commodity pools.

     The Registrant operates as a commodity investment pool, whose purpose I to buy, hold and trade in futures and option contracts, forward and option contracts on foreign currencies and other commodity interests. The Registrant's objective is appreciation of assets through speculative trading. It ordinarily maintains open positions for a relatively short period of time. The Registrant's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

     The Registrant's Trading Policies are set forth on pages 77-78 of the Prospectus dated August 31, 1990, which is incorporated herein by reference. Material changes in the Trading Policies as described in the Prospectus must be approved by a vote of a majority of the outstanding Units of Limited Partnership Interest. A change in contracts traded will not be deemed to be a material change in the Trading Policies.

(c)  Trading Methods and Advisors
     ----------------------------

     Futures traders basically rely on either or both of two types of analysis for their trading decisions, "technical" or "fundamental". Technical analysis uses the theory that a study of the markets will provide a means of anticipating price changes. Technical analysis generally will include a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest, utilizing charts and/or computers for analysis of these items. Fundamental analysis, on the other hand, relies on a study and evaluation of external factors which affect the price of a futures contract in order to predict prices. These include political and economic events, weather, supply and demand and changes in interest rates.

     The respective Advisors' trading strategies attempt to detect trends in price movements for the commodities monitored by them. They normally seek to establish positions and maintain such positions while the particular market moves in favor of the position and to exit the particular market and/or establish reverse positions when the favorable trend either reverses or does not materialize. These trading strategies are not normally successful if a particular market is moving in an erratic and non-trending manner.

     Because of the nature of the commodities markets, prices frequently appear to be trending when a particular market is, in fact, without a trend. In addition, the trading strategies may identify a particular market as trending favorably to a position even though actual market performance thereafter is the reverse of the trend identified.

     The General Partner and Trading Manager on behalf of the Registrant have entered into advisory contracts respectively with Fundamental Futures, Inc. ("FFI"), Wizard Trading, Inc. ("WTI"), Rainbow Trading Corporation ("RTC"), Willowbridge Associates, Inc. ("WAI"), Rabar Market Research, Inc. ("RMR"), Dominion Capital Management, Inc. ("DCM"), Atlas Capital Management, Inc. ("ACM") and Hampton Investors Inc. ("HII") as the
     Trading Advisors for the Registrant (collectively, the Advisors). The contracts provide that the portion of the Registrant's assets allocated to each Advisor will be traded in accordance with the Advisor's instruction unless the General Partner or the Trading Manager determine that the Registrant's trading policies have been violated. The Trading Manager, upon mutual consultation and agreement with the General
     Partner, has the authority to allocate or reallocate assets among its current Advisors or any others it may select in the future.

     Notional Funding Note: As of December 31, 1996, the Registrant has allocated notional funds to Advisors equal to approximately 7.9% of the Registrant's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Registrant's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

     None of the Advisors or their respective principals own any Units of the Registrant. The Registrant's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partner; however, all are also Advisors to other commodity pools with which the General Partner and Trading Manager, respectively, are currently associated. Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Registrant.

     The current Advisors are the following:

     Fundamental Futures, Inc. ("FFI")
     ---------------------------------

     FFI is an Oregon corporation organized in April 1984 whose principal office is located at 9669 Jourdan Way, Dallas, Texas 75230. FFI has established a branch office located at 8950 Northwest 62nd Street, Johnston, Iowa 50131. The books and records for FFI are kept at the principal office in Dallas. Steve DeCook has been the President and a principal shareholder of FFI since its inception. Malinda Goldsmith has been the Vice President/Secretary and a principal shareholder of FFI since its inception.

     Wizard Trading, Inc. ("WTI")
     ----------------------------

     WTI is an Indiana corporation, the mailing address for which is 201 North Illinois, Suite 2100, Indianapolis, Indiana 46204. Jack Schwager and Louis Lukac are equal shareholders of WTI.

     Rainbow Trading Corporation ("RTC")
     -----------------------------------

     RTC is a Texas corporation organized in November 1990; Stanford C. Finney, Jr. is its President. Its main business office is located at 8201 Preston Road, Suite 520, Dallas, Texas 75225.

     Rabar Market Research, Inc. ("RMR")
     -----------------------------------

     RMR's offices are located at 10 Bank Street, Suite 830, White Plains, New York 10606-1933 and Paul Rabar is its President.

     Willowbridge Associates Inc. ("WAI")
     ------------------------------------

     WAI is a Delaware corporation organized on January 29, 1988. WAI's main business address is 315 Enterprise Drive, Suite 102, Plainsboro, New Jersey 08536. Philip L. Yang is the sole shareholder, Director and President; Michael Y. Gan the Executive Vice President and Theresa C. Morris the Vice President.

     Dominion Capital Management, Inc. ("DCM")
     -----------------------------------------

     DCM is an Illinois corporation organized in May 1994. Its offices are located at 555 West Jackson Boulevard, Chicago, Illinois 60661. Scott Foster is President and Tracey Wills-Zapata is Executive-Vice President.

     Atlas Capital Management, Inc. ("ACM")
     --------------------------------------

     ACM is a New Jersey Corporation. Its offices are located at 17 Canoe Brook Drive, Princeton, New Jersey 08550. Michael Tepper is President.

     Hampton Investors Inc. ("HII")
     ------------------------------

     HII's offices are located at 2519 Avenue U., Brooklyn, New York 11229, Charles Mizrahi is President.

 (d)  Fees, Compensation and Expenses
     -------------------------------

     The descriptions and definitions contained in "Fees, Compensation and Expenses" on Pages 36- 38 of the Prospectus dated August 31, 1990 are incorporated herein by reference.

     The General Partner, for its services, receive a monthly administrative fee equal to 1/6 of 1% of month-end Net Asset Value (approximately 2% annually). In addition, during the offering period the General Partner received a one-time account set-up fee (unless waived) of $120 per Limited Partner, regardless of the number of Units purchased by a Limited Partner.

     The Trading Manager, for its services, receives a monthly management fee equal to 1/12 of 1% of the month-end Net Asset Value (approximately 1% annually).

     The Consultant, for its administrative services to the Registrant, receives a monthly consulting fee equal to 1/6 of 1% of the month-end Net Asset Value (approximately 2% annually).

     Five of the eight Trading Advisors receive monthly management fees calculated on their respective month-end Allocated Net Asset Value i.e., that portion of the Registrant's aggregate nominal assets each manages (paid quarterly). The monthly management fees for such Advisors, irrespective of profits, are as follows: FFI and WAI receive approximately .1667 of 1% (approximately 2% annually); RTC, DCM and
     RMR receive .0833 of 1% (approximately 1% annually); WTI, ACM and HII do not receive a management fee. The Advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by the respective Advisor. For example, if one of the Advisors to the Registrant experiences a loss after an incentive fee payment is made, that Advisor will retain such payments but will receive no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits (as defined). Consequently, an incentive fee may be paid to one Advisor but the Registrant may experience no change or a decline in its Net Asset Value because of the performance of other Advisor(s). The Trading Manager, upon mutual consultation and agreement with the General Partner, may allocate or reallocate the Registrant's assets at any time among the current Advisors or any others that may be selected. Upon termination of the present Advisors' contracts or at any other time in the discretion of the Trading Manager or General Partner, the Registrant may employ other advisor services whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Registrant may renew its relationship with each Advisor on the same or different terms.

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Registrant's trading will be executed. The General Partner selected Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING) as the Registrant's primary clearing broker. ING is located at 209 South LaSalle St., Chicago, Illinois 60604. ING is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

(f)  Financial Information About Industry Segments
     ---------------------------------------------

     The Registrant operates in only one industry segment, that of the speculative trading of futures, options and forward contracts and other commodity interests.

(g)  Narrative Description of Business
     ---------------------------------

     See discussion under Item 1(a) above. See also "Description of Futures Trading", pages 81 to 84 of the Prospectus dated August 31, 1990, which is incorporated herein by reference.

(h)  Regulation
     ----------

     The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the Commodity Futures Trading Commission (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "futures commission merchants"), commodity pool operators, commodity trading advisors and others. The General Partner is registered by the CFTC as a commodity pool operator and each Advisor is registered as a commodity trading advisor. Futures professionals such as the General Partner and the Advisors are also regulated by the National Futures Association, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Registrant's commodity pool operator, and the respective Advisors as a commodity trading advisor, to the Registrant.

     The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators (such as the General Partner) and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool's income or loss and change in Net Asset Value and an annual financial report, audited by an independent certified public accountant.

     The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation only (i.e., traders may liquidate existing positions but not establish new positions). The exercise of such powers could adversely affect the Registrant's trading.

     For additional information refer to "Regulation", Pages 82-83 of the Prospectus dated August 31, 1990, which is incorporated herein by reference.

(i)  Competition
     -----------

     The Registrant may experience increased competition for the same commodity futures contracts. The Advisors may recommend similar or identical trades to other accounts they manage. Thus the Registrant may be in competition with such accounts for the same or similar positions. Competition may also increase due to widespread utilization of computerized trading methods similar to the methods used by some of the Advisors. The Registrant may also compete with other funds organized by the General Partner.

(j)  Financial Information About Foreign and Domestic Operations and Export
     Sales.
     ----------------------------------------------------------------------

     The Registrant does not expect to engage in any operations in foreign countries nor does it expect to earn any portion of the Registrant's revenue from customers in foreign countries.

Item 2.  Properties.

     The Registrant does not own and does not expect to own any physical properties.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any pending legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 1996.


                                   PART II


Item 5.  Market for Registrant's Securities and Related Security Holder
         Matters

(a)  Market Information
     ------------------

     There is no market for the Registrant's Units of Limited Partnership Interest.

     A Limited Partner (or any assignee of units) may withdraw some or all of his capital contribution and undistributed profits, if any, by requiring the Registrant to redeem any or all of his Units at Net Asset Value per Unit. Redemptions shall be effective as of the end of any month after 10 days written notice to the General Partner. Redemptions shall be paid within 15 business days after the month end, provided that all liabilities, contingent or otherwise, of the Registrant, except any liability to partners on account of their capital contributions, have been paid and there remains property of the Registrant sufficient to pay them.

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 1996 was:

                 General Partner's Capital           2
                 Limited Partners' Capital       1,111

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4338.5360 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 1996 there were 1,111 Limited Partners holding 14,757.410 Units, and 323.451 General Partner Units held by the General Partner and its principals.

(c)  Dividends
     ---------

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Registrant. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Registrant for the periods April 28, 1989 (inception) through December 31, 1989, and calendar years 1991, 1992, 1993, 1994, 1995 and 1996.

                                                                1996
                                                                ----

     Realized Gains (Losses)                                $  3,478,456
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (1,019,712)
     Interest Income                                           1,020,487
     Management Fees                                           1,257,031
     Incentive Fees                                              542,057
     Net Income (Loss)                                           833,088
     General Partner Capital                                     404,722
     Limited Partner Capital                                  18,465,411
     Partnership Capital                                      18,870,133
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       49.25
     Net Asset Value Per Unit At
       End of Year                                              1,251.26


                                                                1995
                                                                ----

     Realized Gains (Losses)                                $  1,431,928
     Change in Unrealized Gains (Losses)
         on Open Contracts                                       120,604
     Interest Income                                           1,292,216
     Management Fees                                           1,475,692
     Incentive Fees                                              720,621
     Net Income (Loss)                                          (985,673)
     General Partner Capital                                     386,084
     Limited Partner Capital                                  21,640,976
     Partnership Capital                                      22,027,060
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (49.66)
     Net Asset Value Per Unit At
       End of Year                                              1,193.64


                                                                1994
                                                                ----

     Realized Gains (Losses)                                $  4,055,418
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (552,120)
     Interest Income                                           1,125,990
     Management Fees                                           1,777,968
     Incentive Fees                                            1,303,019
     Net Income (Loss)                                            98,340
     General Partner Capital                                     400,028
     Limited Partner Capital                                  25,844,617
     Partnership Capital                                      26,244,645
     Net Income (Loss) Per Limited and
       General Partner Unit*                                        4.31
     Net Asset Value Per Unit At
       End of Year                                              1,236.75


                                                                1993
                                                                ----

     Realized Gains (Losses)                                $  4,118,919
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       1,152,364
     Interest Income                                             992,807
     Management Fees                                           2,102,440
     Incentive Fees                                              935,090
     Net Income (Loss)                                         2,433,194
     General Partner Capital                                     396,657
     Limited Partner Capital                                  29,451,023
     Partnership Capital                                      29,847,680
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       93.83
     Net Asset Value Per Unit At
       End of Year                                              1,226.33


                                                                1992
                                                                ----

     Realized Gains (Losses)                                $  3,590,436
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (3,073,910)
     Interest Income                                           1,193,907
     Management Fees                                           2,162,211
     Incentive Fees                                              609,339
     Net Income (Loss)                                        (1,846,137)
     General Partner Capital                                     365,830
     Limited Partner Capital                                  30,972,746
     Partnership Capital                                      31,338,576
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (62.91)
     Net Asset Value Per Unit At
       End of Year                                              1,134.53


                                                                1991
                                                                ----

     Realized Gains (Losses)                                $ (1,079,816)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       3,593,826
     Interest Income                                           1,517,051
     Management Fees                                           1,632,446
     Incentive Fees                                              829,195
     Net Income (Loss)                                         1,046,330
     General Partner Capital                                     384,506
     Limited Partner Capital                                  36,458,906
     Partnership Capital                                      36,843,412
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       42.85
     Net Asset Value Per Unit At
       End of Year                                              1,192.45


                                                                1990
                                                                ----

     Realized Gains (Losses)                                $  1,171,249
     Change in Unrealized Gains (Losses)
       on Open Contracts                                          22,528
     Interest Income                                             525,404
     Management Fees                                             375,994
     Incentive Fees                                              253,897
     Net Income (Loss)                                           911,948
     General Partner Capital                                     125,015
     Limited Partner Capital                                  12,225,120
     Partnership Capital                                      12,350,135
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      131.88
     Net Asset Value Per Unit At
       End of Year                                              1,124.41


                                                                1989
                                                                ----

     Realized Gains (Losses)                                $          0
     Change in Unrealized Gains (Losses)
       on Open Contracts                                               0
     Interest Income                                                 120
     Management Fees                                                   0
     Incentive Fees                                                    0
     Net Income (Loss)                                              (636)
     General Partner Capital                                         682
     Limited Partner Capital                                         682
     Partnership Capital                                           1,364
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (318.00)
     Net Asset Value Per Unit At
       End of Year                                                682.00

     ----------------
     * Based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity
     ---------

     All of the Registrant's assets at December 31, 1996 were in cash or near cash investments.

     Most United States exchanges (but generally not foreign exchanges, or banks or broker-dealer firms in the case of foreign currency forward contracts) limit by regulations the amount of fluctuation in commodity futures contract prices during a single trading day. The regulations specify what are referred to as "daily price fluctuation limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of the trading session.

     Once the "daily limit" has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions. Commodity futures prices have occasionally moved the daily limit for several consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting those commodity futures traders to substantial losses.

(b)  Capital Resources
     -----------------

     The Registrant is currently not offering its Units for sale (See Item 1 above.) Since the Registrant's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures. Except as it impacts the commodity markets, inflation is not a significant factor in the Registrant's profitability.

(c)  Results of Operations
     ---------------------

     The General Partner has established procedures to actively monitor and minimize the market and credit risk of the Registrant. ATA Research, Inc. (ATA), in its capacity as Trading Manager of the Registrant, manages market risk through the monitoring of the Registrant's advisors and their trading in the various commodity markets. The General Partner seeks to minimize credit risk primarily by keeping only minimal amounts of excess cash at the brokers, with excess cash being maintained in custodial or other accounts providing credit protection. Additionally, the General Partner monitors risk based on its current knowledge of the brokers' credit worthiness.

     Due to the speculative nature of trading commodity interests, the Registrant's income or loss from operations may vary widely from period to period. Management cannot predict whether the Registrant's future Net Asset Value per Unit will increase or experience a decline. Inflation is not a significant factor in the Registrant's operations, except to the extent that inflation may affect future prices.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 1996
     ----------------------------

     1996 was the seventh year of the Registrant's operation. Net income for the year was $833,088 or $49.25 per Unit. At December 31, 1996, partners' capital totaled $18,870,133, a decrease of $3,156,927 from December 31, 1995. Net Asset Value per Unit at December 31, 1996 amounted to $1,251.26, as compared to $1,193.64 at December 31, 1995, an increase of 4.8%.

     The Registrant's income for 1996 resulted from substantial gains in the foreign interest rate markets for most of the year as well as gains in the energy and metals markets. These gains were slightly offset by early losses in the bond and interest rate markets.

     Year Ended December 31, 1995
     ----------------------------

     In 1995, a net loss of $985,673, or $49.66 per Unit was incurred. At December 31, 1995, partners' capital totalled $22,027,060, a decrease of $4,217,585 from December 31, 1994. Net Asset Value per Unit at December 31, 1995 amounted to $1,193.64, as compared to $1,236.75 at December 31, 1994, a decrease of 3.5%.

     The Registrant's overall flat performance was the result of early year losses in several markets, including the currency markets which were offset later in the year with significant gains in the agricultural, global bond and energy markets.

     Year Ended December 31, 1994
     ----------------------------

     At December 31, 1994 partners' capital totalled $26,244,645, a decrease of $3,603,035 from December 31, 1993. Net income for the year was $98,340, or $4.31 per Unit. At December 31, 1994, Net Asset Value per Unit amounted to $1,236.75, as compared with $1,226.33 per Unit at December 31, 1993, an increase of .85%.

     During 1994, the Registrant profited from agricultural markets such as wheat, soybeans, cotton and coffee. In addition, the industrial metals were profitable overall. These gains were offset primarily by losses in the currency markets during early 1994.

(d)  Possible Changes
     ----------------

     The General Partner reserves the right to terminate Commodity Trading Advisors (see Prospectus) and/or engage additional Commodity Trading Advisors in the future. Furthermore, the General Partner reserves the right to change any of the Registrant's clearing arrangements to accommodate any new Commodity Trading Advisors.

Item 8.  Financial Statements and Supplementary Data.

     Financial statements meeting the requirements of Regulation S-X are listed following this report. The Supplementary Financial Information specified by item 302 of Regulation S-K is not applicable.

Item 9.  Disagreements on Accounting and Financial Disclosures.

     None.


                                     PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The Registrant has no directors or executive officers. The General Partner of the Registrant is ProFutures, Inc., which administers and manages the Registrant's affairs.

     Gary D. Halbert, age 44, is the Chairman, President, Director and a principal shareholder of ProFutures, Inc. Debi Halbert, age 41, is the Treasurer, Director and a minority shareholder of ProFutures, Inc.

     There have been no material administrative, civil or criminal proceedings against Gary D. Halbert, Debi Halbert or ProFutures, Inc.

Item 11.  Executive Compensation.

     The General Partner receives, as compensation for its services, monthly Administration Management Fees equal to 1/6 of 1% of month-end Net Asset Value (approximately 2% of the average month-end Net Assets per year), which aggregated $405,867 for 1996. The General Partner also received an account opening fee of $120 per Limited Partner (prior to the termination of the offering as of May 30, 1991).

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Registrant knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Registrant's affairs. As of December 31, 1996 the General Partner and its principals owned 323.451 Units of General Partnership Interest.

(c)  Changes in Control
     ------------------

     None.

Item 13.  Certain Relationships and Related Transactions.

     See Prospectus dated August 31, 1990, pages 24-27, which is incorporated herein by reference, for information concerning relationships and transactions between the General Partner, the Trading Manager, the Commodity Broker and the Registrant.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.  Financial Statements

         See index to Financial Statements
         The Financial Statements begin on Page F-1

(a)  2.  Financial Statement Schedules.

         Not applicable, not required, or information included in financial statements.

(a)  3.  Exhibits.

         Incorporated by reference - previously filed:

         Form S-1 and Prospectus dated September 26, 1989 and exhibits thereto.

         Post-effective amendment No.1 dated July 19, 1990.

         Prospectus dated August 31, 1990.

         March 1, 1991 Supplement to Prospectus dated August 31, 1990.

         *1.1 Form of Selling Agreement between the Registrant and ProFutures Financial Group, Inc.

         *1.2 Form of Additional Selling Agents Agreement between ProFutures Financial Group, Inc. and certain Additional Selling Agents.

         *3.1 Agreement of Limited Partnership (attached to the 4.1 Prospectus as Exhibit A).

         *3.2 Subscription Agreement and Power of Attorney (attached to the Prospectus as Exhibit B).

         *3.3 Request for Redemption Form (attached to the Prospectus as Exhibit C).

         *5.1          Opinion of Counsel as to the legality of the Units.

         *8.1          Tax Opinion of Counsel

         *10.1 Form of Escrow Agreement among the Registrant, the General Partner and First National Bank of Chicago, the Escrow Agent.

         *10.2(a) Form of Brokerage Agreement between the Registrant and Balfour Maclaine Futures, Inc., the Clearing Broker.

         *10.2(b) Form of Customer Agreements between Registrant and Balfour Maclaine Futures, Inc., the Clearing Broker.

         *10.2(c) Form of Brokerage Agreement dated August 15, 1990 between the Registrant and Virginia Trading division of Quantum Financial Services, Inc.

         *10.3(a) Form of Advisory Agreement between the Registrant and Fundamental Futures, Inc.

         *10.3(a)(1)   Third Amendment dated March 31, 1994 to Advisory
                       Contract between the Registrant and Fundamental
                       Futures, Inc.

         *10.3(b)      Form of Representations Letter of Fundamental Futures,
                       Inc.

         *10.3(c) Form of Advisory Agreement between the Registrant and LDL International, Inc.

         *10.3(d)      Form of Representations Letter of LDL International,
                       Inc.

         *10.3(e) Form of Advisory Agreement between the Registrant and Sunrise Commodities, Inc.

         *10.3(f)      Form of Representations Letter of Sunrise Commodities,
                       Inc.

         *10.3(g) Form of Advisory Agreement between the Registrant and Visioneering Research and Development Company.

         *10.3(h) Form of Representations Letter of Visioneering Research and Development Company.

         *10.3(i) Form of Advisory Agreement between Registrant and D.J. Mackenzie & Co., Inc.

         *10.3(j)      Form of Representation Letter of D.J. Mackenzie & Co.,
                       Inc.

         *10.3(k) Advisory Contract among and between ATA Research, Inc., ProFutures, Inc. and Bishop Enderby Corporation dated July 30, 1991.

         *10.3(l) Advisory Contract among and between ATA Research, Inc., ProFutures, Inc. and Red Oak Advisors, Inc. dated
                       July 29, 1991.

         *10.3(m) Advisory Contract among and between ATA Research, Inc. ProFutures, Inc. and Heritage Commodity Consultants, Inc. dated October 14, 1991.

         *10.3(n) Advisory contract between the Registration and Insight Enterprises, Inc. dated February 26, 1992.

         *10.3(o) Advisory contract between the Registrant and Luck Trading Company, Inc. dated March 11, 1992.

         *10.3(o)(1)   Amendment dated November 30, 1993 to Advisory Contract
                       between the Registrant  and Luck Trading Company, Inc.
                       dated March 11, 1992.

         *10.3(p) Advisory contract between the Registrant and Trinity Money Management, Inc. dated October 5, 1992.

         *10.3(q) Advisory contract between the Registrant and Range Wise, Inc. dated October 15, 1992.

         *10.3(q)(1)   Second Amendment dated March 31, 1994 to Advisory
                       Contract between the Registrant and Range Wise, Inc.

         *10.3(r) Advisory contract between the Registrant and Hollingsworth Trading Company, Inc. dated March 1, 1991.

         *10.3(s) Advisory contract between the Registrant and FX 500 Ltd. dated January 22, 1993.

         *10.3(s)(1)   Second Amendment dated March 31, 1994 to Advisory
                       Contract between the Registrant and FX 500 Ltd.

         *10.3(t) Advisory contract between the Registrant and Hawksbill Capital Management dated June 24, 1993.

         *10.3(u) Advisory contract between the Registrant and Wizard Trading, Inc. dated December 3, 1993.

         *10.3(u)(1)   First Amendment dated March 31, 1994 to Advisory
                       Contract between the Registrant and Wizard Trading,
                       Inc.

         *10.3(v) Advisory contract between the Registrant and Classic Capital, Inc. dated December 3, 1993.

         *10.3(v)(1)   First Amendment dated March 31, 1994 to Advisory
                       Contract between the Registrant and Classic Capital,
                       Inc.

         *10.3(w) Advisory Contract between the Registrant and Willowbridge Associates, Inc.

         *10.3(x) Advisory Contract between the Registrant and Rowayton Capital Management Inc.

         *10.3(y) Advisory Contract between the Registrant and Rainbow Trading Corporation.

         *10.3(z) Advisory Contract between the Registrant and Zack Hampton Bacon, III.

         *10.3(a)(a)   Advisory Contract between the Registrant and Highline
                       Trading Corporation.

         *10.3(a)(b)   Advisory Contract between the Registrant and Considine
                       Trading Corp.

         *10.3(a)(c)   Advisory Contract between the Registrant and Rabar
                       Market Research, Inc.

         *10.3(a)(d)   Advisory Contract between the Registrant and
                       Niederhoffer Investments, Inc.

         *10.3(a)(e)   Advisory Contract between the Registrant and Riverfront
                       Trading Advisors, Inc.

         *10.3(a)(f)   Advisory Contract between the Registrant and Sheridan
                       Investments, Inc.

         *10.4(a) Form of Trading Manager Agreement between the Registrant and ATA Research, Inc.

         *10.4(b) Form of Consulting Agreement between Registrant and Business Marketing Group, Inc.

         *10.4(c) Form of Stock Subscription Agreement between ProFutures, Inc. and Balfour Maclaine Futures, Inc.

         *10.4(d) Form of Stock Subscription Agreement between ProFutures, Inc. and Virginia Trading Corporation dated April 15, 1990.

         *10.4(e) Form of Stock Subscription Agreement between ProFutures, Inc. and Virginia Trading Corporation, dated August 15, 1990.

         *10.4(f) Form of notice by Quantum Financial Services, Inc. dated July 10, 1991 assuming contractual responsibilities of Virginia Trading Corporation.

         *24.1         Consent of Counsel

         *24.2         Consent of Certified Public Accountants

-----------------------
* Previously filed in the June 13, 1989 Registration Statement; the September 1, 1989 Pre-effective amendment No.1 thereto; the July 16, 1990 post-effective amendment thereto; Form 10-Q for the quarter ended September 30, 1991; Forms 10-Q for the quarters ended March 31, 1992 and September 30, 1992; and Forms 10-Q for the quarters ended March 31,
     June 30 and September 30, 1993. Form 10-K for the year 1994; and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1994. Form 10-Q for the quarter ended March 31, 1995.

(b)  Reports on Form 8-K
     -------------------

     None.

(c)  Exhibits
     --------

     Filed herein:

     None

(d)  Financial Statement Schedules
     -----------------------------

     Not Applicable, not required, or information included in financial statements.


                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                                    (Registrant)




                                    By
----------------------------          ---------------------------------------
Date                                  Gary D. Halbert, President and Director
                                      ProFutures, Inc.
                                      General Partner



                                    By
----------------------------          ---------------------------------------
Date                                  Debi Halbert, Treasurer and Director
                                      ProFutures, Inc.
                                      General Partner


                       ALTERNATIVE ASSET GROWTH FUND, L.P.


                          Index to Financial Statements


Independent Auditor's Report for the years ended
  December 31, 1996, 1995 and 1994                                   F-1

Statements of Financial Condition
  December 31, 1996 and 1995                                         F-2

Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                   F-3

Statements of Changes in Partners' Capital
  (Net Asset Value) for the years ended
  December 31, 1996, 1995 and 1994                                   F-4

Notes to Financial Statements                                     F-5 - F-9


                            FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       ALTERNATIVE ASSET GROWTH FUND, L.P

                          DECEMBER 31, 1996 AND 1995



                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Partners
Alternative Asset Growth Fund, L.P.


We have audited the accompanying statements of financial condition of Alternative Asset Growth Fund, L.P. as of December 31, 1996 and 1995, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Growth Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and the changes in its net asset values for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.







January 29, 1997


                     ALTERNATIVE ASSET GROWTH FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 1996 and 1995
                                ------------


                                                       1996          1995
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $ 4,604,066   $ 6,212,851
    Net option premiums (received)                    (209,880)     (114,576)
    Unrealized gain on open contracts                  243,580     1,263,292
                                                   -----------   -----------

      Deposits with brokers                          4,637,766     7,361,567

  Cash and cash equivalents                         14,799,051    15,220,226
                                                   -----------   -----------

      Total assets                                 $19,436,817   $22,581,793
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $     6,611   $    13,010
  Advisor incentive fees payable                       193,468       190,408
  Advisor management fees payable                       61,072        53,752
  Consultant fee payable                                32,125        37,157
  General Partner fee payable                           32,125        37,157
  Trading Manager fee payable                           16,062        18,578
  Commissions and other trading fees
    on open contracts                                   24,710        30,677
  Redemptions payable                                  200,511       173,994
                                                   -----------   -----------

      Total liabilities                                566,684       554,733
                                                   -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units
    outstanding at December 31, 1996
    and 1995                                           404,722       386,084
  Limited Partners - 14,757.410 and
    18,130.272 units outstanding at
    December 31, 1996 and 1995                      18,465,411    21,640,976
                                                   -----------   -----------

      Total partners' capital
        (Net Asset Value)                           18,870,133    22,027,060
                                                   -----------   -----------

                                                   $19,436,817   $22,581,793
                                                   ===========   ===========


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1996, 1995 and 1994
                                  ------------


                                         1996          1995          1994
                                         ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                         $ 3,478,456   $ 1,431,928   $ 4,055,418
    Change in unrealized              (1,019,712)      120,604      (552,120)
                                     -----------   -----------   -----------

      Gain from trading                2,458,744     1,552,532     3,503,298

  Interest income                      1,020,487     1,292,216     1,125,990
                                     -----------   -----------   -----------

      Total income                     3,479,231     2,844,748     4,629,288
                                     -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  639,973     1,377,649     1,196,462
  Advisor incentive fees                 542,057       720,621     1,303,019
  Advisor management fees                242,364       313,000       416,788
  Consultant fee                         405,867       465,077       544,472
  General Partner fee                    405,867       465,077       544,472
  Trading Manager fee                    202,933       232,538       272,236
  Operating expenses                     207,082       256,459       253,499
                                     -----------   -----------   -----------

      Total expenses                   2,646,143     3,830,421     4,530,948
                                     -----------   -----------   -----------

      NET INCOME (LOSS)              $   833,088   $  (985,673)  $    98,340
                                     ===========   ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average
     number of units outstanding
     during the year)                $     49.25   $    (49.66)  $      4.31
                                     ===========   ===========   ===========

INCREASE (DECREASE) IN NET
  ASSET VALUE PER GENERAL AND
  LIMITED PARTNER UNIT               $     57.62   $    (43.11)  $     10.42
                                     ===========   ===========   ===========


                            See accompanying notes.

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Years Ended December 31, 1996, 1995 and 1994
                                 ------------


                            Total              Partners' Capital
                          Number of    ------------------------------------
                            Units       General     Limited        Total
                          ---------    --------   -----------   -----------

Balances at
  December 31,
  1993                    24,339.097   $396,657   $29,451,023   $29,847,680

Net income for
  the year ended
  December 31,
  1994                                    3,371        94,969        98,340

Redemptions               (3,118.420)         0    (3,701,375)   (3,701,375)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1994                    21,220.677    400,028    25,844,617    26,244,645

Net (loss) for
  the year ended
  December 31,
  1995                                  (13,944)     (971,729)     (985,673)

Redemptions               (2,766.954)         0    (3,231,912)   (3,231,912)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1995                    18,453.723   $386,084   $21,640,976   $22,027,060

Net income for
  the year ended
  December 31,
  1996                                   18,638       814,450       833,088

Redemptions               (3,372.862)         0    (3,990,015)   (3,990,015)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1996                    15,080.861   $404,722   $18,465,411   $18,870,133
                          ==========   ========   ===========   ===========


                                   Net Asset Value Per Unit
                            -------------------------------------

                                         December 31,
                               1996          1995          1994
                               ----          ----          ----

                            $1,251.26     $1,193.64     $1,236.75
                            =========     =========     =========


                           See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                ------------


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

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39
             - "Offsetting of Amounts Relating to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

         D.  Cash and Cash Equivalents

             Cash and cash equivalents includes cash and short-term investments in fixed income securities.

         E.  Brokerage Commissions

             Brokerage commissions include other trading fees and are charged to expense when contracts are opened.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

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

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of December 31, 1996, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------


Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

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

Note 4.  DEPOSITS WITH BROKERS
         ---------------------

         The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 5.  OTHER FEES
         ----------

         The Partnership employs a Consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership.

         The Partnership's Trading Manager receives a monthly fee of 1/12 of 1% (1% annually) of month-end Net Asset Value for management services rendered to the Partnership.

Note 6.  DISTRIBUTIONS AND REDEMPTIONS
         -----------------------------

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Agreement of Limited Partnership.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------


Note 7.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, forward contracts and options on forward contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

         The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institutions.

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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during 1996 and 1995 was approximately $610,000 and $670,000, respectively, and the related year end fair values are approximately $34,000 and $1,149,000, respectively.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------


Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Net trading results from derivatives for the years ended December 31, 1996, 1995 and 1994 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1996 and 1995, the notional amount of open contracts is as follows:

                               1996                        1995
                               ----                        ----
                    Contracts to  Contracts to  Contracts to  Contracts to
                      Purchase        Sell        Purchase        Sell
                    ------------  ------------  ------------  ------------

 Derivatives
 (excluding
 purchased
 options):
  Futures
  contracts and
  written options
  thereon:
  -  Agriculture    $ 11,800,000  $  6,000,000  $ 11,900,000  $  3,600,000
  -  Currency and
      currency
      indices          3,800,000    12,200,000     2,100,000    10,300,000
  -  Energy              200,000       700,000     2,200,000       300,000
  -  Equity indices   48,300,000    28,900,000     6,200,000    23,300,000
  -  Interest rates   76,000,000    15,300,000   170,400,000    19,300,000
  -  Metals            5,400,000     9,300,000    10,300,000    13,800,000
  -  Other               700,000             0       200,000       900,000

 Purchased
 options on:
  Futures Contracts:
  -  Agriculture       1,100,000             0     1,000,000             0
  -  Currency and
     currency
     indices           2,700,000             0             0             0
  -  Equity indices    1,500,000    21,300,000             0             0
  -  Interest rates            0             0             0     2,400,000
  -  Metals            1,900,000             0     2,300,000             0
                    ------------  ------------  ------------  ------------

                    $153,400,000  $ 93,700,000  $206,600,000  $ 73,900,000
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


