Form 10-Q
period 1997-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 1997-05-14
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended March 31, 1997
                          ------------

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


                                 Yes  X
                                 No


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
      March 31, 1997 (Unaudited) and December 31, 1996 (Audited)
                              -----------

                                                   March 31,    December 31,
                                                     1997           1996
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 6,503,668   $ 4,604,066
    Net option premiums (received)                    (95,305)     (209,880)
    Unrealized gain on open contracts               1,594,366       243,580
                                                  -----------   -----------

      Deposits with brokers                         8,002,729     4,637,766

  Cash and cash equivalents                        12,003,200    14,799,051
                                                  -----------   -----------

      Total assets                                $20,005,929   $19,436,817
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     5,619   $     6,611
  Advisor incentive fees payable                      325,194       193,468
  Advisor management fees payable                      52,040        61,072
  Consultant fee payable                               32,775        32,125
  General Partner fee payable                          32,775        32,125
  Trading Manager fee payable                          16,387        16,062
  Commissions and other trading fees
    on open contracts                                  36,437        24,710
  Redemptions payable                                  56,041       200,511
                                                  -----------   -----------

      Total liabilities                               557,268       566,684
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    March 31, 1997 and December 31, 1996              428,650       404,722
  Limited Partners - 14,352.080 and 14,757.410
    units outstanding at March 31, 1997 and
    December 31, 1996                              19,020,011    18,465,411
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          19,448,661    18,870,133
                                                  -----------   -----------

                                                  $20,005,929   $19,436,817
                                                  ===========   ===========

                         See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 1997 and 1996
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                           March 31,
                                                      1997          1996
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   362,574   $   (90,478)
    Change in unrealized                            1,350,786      (574,496)
                                                  -----------   -----------

      Gain (loss) from trading                      1,713,360      (664,974)

  Interest income                                     256,122       265,203
                                                  -----------   -----------

      Total income (loss)                           1,969,482      (399,771)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               185,658       176,836
  Advisor incentive fees                              325,194        66,817
  Advisor management fees                              52,040        56,490
  Consultant fee                                       97,771       106,218
  General Partner fee                                  97,771       106,218
  Trading Manager fee                                  48,885        53,109
  Operating expenses                                   54,042        67,416
                                                  -----------   -----------

      Total expenses                                  861,361       633,104
                                                  -----------   -----------

      NET INCOME (LOSS)                           $ 1,108,121   $(1,032,875)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $     74.14   $    (56.28)

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $     73.98   $    (56.09)

                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 1997 and 1996
                               (Unaudited)
                               -----------
                 General            Limited
                 Partner            Partners                 Total
            ----------------   ------------------       ------------------
            Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1996       323.451  $404,722  14,757.410  $18,465,411  15,080.861  $18,870,133
Net income
 for the
 three months
 ended
 March 31,
 1997                  23,928                1,084,193                1,108,121
Redemptions       0         0    (405.330)    (529,593)   (405.330)    (529,593)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 March 31,
 1997       323.451  $428,650  14,352.080  $19,020,011  14,675.531  $19,448,661
            =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1995       323.451  $386,084  18,130.272  $21,640,976  18,453.723  $22,027,060
Net (loss)
 for the
 three months
 ended
 March 31,
 1996                 (18,142)              (1,014,733)              (1,032,875)
Redemptions       0         0    (641.524)    (731,837)   (641.524)    (731,837)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 March 31,
 1996       323.451  $367,942  17,488.748  $19,894,406  17,812.199  $20,262,348
            =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1995                        $  1,193.64
                                           ===========
  March 31, 1996                           $  1,137.55
                                           ===========
  December 31, 1996                        $  1,251.26
                                           ===========
  March 31, 1997                           $  1,325.24
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

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of March 31, 1997, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1997 and 1996 was approximately $1,010,000 and $450,000, respectively, and the fair value as of March 31, 1997 and December 31, 1996 was approximately $1,499,000 and $34,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the three months ended March 31, 1997 and 1996 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions.
         Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                                 March 31,                 December 31,
                                   1997                        1996
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Futures contracts
  and written options
  thereon:
    - Agriculture       $ 17,100,000  $ 11,700,000  $ 11,800,000  $  6,000,000
    - Currency and
        currency
        indices           11,000,000     6,100,000     3,800,000    12,200,000
    - Energy                 600,000     1,000,000       200,000       700,000
    - Equity indices      15,600,000    12,700,000    48,300,000    28,900,000
    - Interest rates      18,100,000   183,900,000    76,000,000    15,300,000
    - Metals              15,700,000    11,300,000     5,400,000     9,300,000
    - Other                        0       500,000       700,000             0

Purchased options on
  futures contracts:
    - Agriculture          4,800,000       100,000     1,100,000             0
    - Currency and
      currency indices             0             0     2,700,000             0
    - Equity indices       3,100,000                   1,500,000    21,300,000
    - Interest rates         900,000             0             0             0
    - Metals                       0       600,000     1,900,000             0
                        ------------  ------------  ------------  ------------

                        $ 86,900,000  $227,900,000  $153,400,000  $ 93,700,000
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

             During 1990 the Registrant earned $911,948. The Registrant lost $1,846,137 in 1992 as compared to earnings of $1,046,330 for 1991.
             For 1993 the Registrant had net income of $2,433,194 as compared to net income of $98,340 for 1994. The Registrant had a net loss of $985,673 in 1995 as compared to net income of $833,088 for 1996. For the quarter ended March 31, 1997 the Registrant had net income of $1,108,121 as compared to a net loss of $1,032,875 for the quarter ended March 31, 1996.

             The Fund's income for the quarter ended March 31, 1997 resulted from significant January gains in the foreign currency markets, as well as February gains in the energy, metal and grain markets and March gains in grain, equity indices and interest rate markets. These gains were slightly reduced by losses in the month of January in the non-U.S. interest rate market, February losses in non-U.S. equity indices and March losses in the foreign currency, metals and energy markets.

             The Fund's losses for the quarter ended March 31, 1996 resulted from significant February losses in the bond and interest rate markets, as well as February losses in the energy, metal and grain markets. The February losses were slightly offset by gains in the months of January and March in the interest rate, currency and precious metals markets.

             There were no unusual or infrequent events which materially affected the Registrant's operations. The Net Asset Value per Unit as of March 31, 1997 was $1,325.24, and the total Net Asset Value of the Fund amounted to $19,448,661 as compared to a Net Asset Value per Unit of $1,251.26 as of December 31, 1996 and a total Net Asset Value of $18,870,133. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from month to month and year to year.

             The General Partner has established procedures to actively monitor and minimize the market and credit risk of the Fund.
             ATA Research, Inc. (ATA), in its capacity as Trading Manager of the Fund, manages market risk through the monitoring of the Fund's advisors and their trading in the various commodity markets. The General Partner seeks to minimize credit risk primarily by keeping only minimal amounts of excess cash at the brokers, with excess cash being maintained in custodial or other accounts providing credit protection. Additionally, the General Partner monitors credit risk based on is current knowledge of the brokers' credit worthiness.

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