Form 10-Q
period 1997-06-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 1997-08-14
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1997
                          ------------

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


                                 Yes  X
                                 No


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
       June 30, 1997 (Unaudited) and December 31, 1996 (Audited)
                              -----------

                                                   June 30,     December 31,
                                                     1997           1996
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 7,315,129   $ 4,604,066
    Net option premiums (received)                     (9,031)     (209,880)
    Unrealized gain on open contracts                 276,620       243,580
                                                  -----------   -----------

      Deposits with brokers                         7,582,718     4,637,766

  Cash and cash equivalents                        11,127,438    14,799,051
                                                  -----------   -----------

      Total assets                                $18,710,156   $19,436,817
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     4,913   $     6,611
  Advisor incentive fees payable                      228,186       193,468
  Advisor management fees payable                      49,397        61,072
  Consultant fee payable                               30,655        32,125
  General Partner fee payable                          30,655        32,125
  Trading Manager fee payable                          15,327        16,062
  Commissions and other trading fees
    on open contracts                                  34,881        24,710
  Redemptions payable                                 104,647       200,511
                                                  -----------   -----------

      Total liabilities                               498,661       566,684
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    June 30, 1997 and December 31, 1996               413,095       404,722
  Limited Partners - 13,936.039 and 14,757.410
    units outstanding at June 30, 1997 and
    December 31, 1996                              17,798,400    18,465,411
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          18,211,495    18,870,133
                                                  -----------   -----------

                                                  $18,710,156   $19,436,817
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 1997 and 1996
                               (Unaudited)
                               -----------

                                                       Six Months Ended
                                                            June 30,
                                                      1997          1996
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $ 1,463,746   $   892,240
    Change in unrealized                               33,040      (578,662)
                                                  -----------   -----------

      Gain from trading                             1,496,786       313,578

  Interest income                                     507,443       523,302
                                                  -----------   -----------

      Total income                                  2,004,229       836,880
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               371,368       323,551
  Advisor incentive fees                              553,379       153,614
  Advisor management fees                             101,436       119,706
  Consultant fee                                      190,964       209,442
  General Partner fee                                 190,964       209,442
  Trading Manager fee                                  95,481       104,721
  Operating expenses                                   95,159       114,903
                                                  -----------   -----------

      Total expenses                                1,598,751     1,235,379
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   405,478   $  (398,499)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $     27.50   $    (22.23)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $     25.89   $    (20.52)
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 1997 and 1996
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                            June 30,
                                                      1997          1996
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $ 1,101,172   $   982,718
    Change in unrealized                           (1,317,746)       (4,166)
                                                  -----------   -----------

      Gain (loss) from trading                       (216,574)      978,552

  Interest income                                     251,321       258,099
                                                  -----------   -----------

      Total income                                     34,747     1,236,651
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               185,710       146,715
  Advisor incentive fees                              228,185        86,797
  Advisor management fees                              49,396        63,216
  Consultant fee                                       93,193       103,224
  General Partner fee                                  93,193       103,224
  Trading Manager fee                                  46,596        51,612
  Operating expenses                                   41,117        47,487
                                                  -----------   -----------

      Total expenses                                  737,390       602,275
                                                  -----------   -----------

      NET INCOME (LOSS)                           $  (702,643)  $   634,376
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $    (48.32)  $     36.25
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $    (48.09)  $     35.57
                                                  ===========   ===========


                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Six Months Ended June 30, 1997 and 1996
                               (Unaudited)
                               -----------
                 General            Limited
                 Partner            Partners                 Total
            ----------------   ------------------       ------------------
            Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1996       323.451  $404,722  14,757.410  $18,465,411  15,080.861  $18,870,133
Net income
 for the
 six months
 ended
 June 30,
 1997                   8,373                  397,105                  405,478
Redemptions       0         0    (821.371)  (1,064,116)   (821.371)  (1,064,116)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 June 30,
 1997       323.451  $413,095  13,936.039  $17,798,400  14,259.490  $18,211,495
            =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1995       323.451  $386,084  18,130.272  $21,640,976  18,453.723  $22,027,060
Net (loss)
 for the
 six months
 ended
 June 30,
 1996                  (6,637)                (391,862)                (398,499)
Redemptions       0         0  (1,651.170)  (1,917,153) (1,651.170)  (1,917,153)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 June 30,
 1996       323.451  $379,447  16,479.102  $19,331,961  16,802.553  $19,711,408
            =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1995                        $  1,193.64
                                           ===========
  June 30, 1996                            $  1,173.12
                                           ===========
  December 31, 1996                        $  1,251.26
                                           ===========
  June 30, 1997                            $  1,277.15
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

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of June 30, 1997, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1997 and 1996 was approximately $715,000 and $627,000, respectively, and the fair value as of June 30, 1997 and December 31, 1996 was approximately $268,000 and $34,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the six and three months ended June 30, 1997 and 1996 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                                 June 30,                  December 31,
                                   1997                        1996
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Futures contracts
  and written options
  thereon:
    - Agriculture       $  6,200,000  $  5,200,000  $ 11,800,000  $  6,000,000
    - Currency and
        currency
        indices            5,100,000    18,600,000     3,800,000    12,200,000
    - Energy                 800,000     2,000,000       200,000       700,000
    - Equity indices      17,300,000    11,600,000    48,300,000    28,900,000
    - Interest rates     123,800,000    39,200,000    76,000,000    15,300,000
    - Metals              16,500,000    15,800,000     5,400,000     9,300,000
    - Other                        0       700,000       700,000             0

Purchased options on
  futures contracts:
    - Agriculture          2,100,000       200,000     1,100,000             0
    - Currency and
      currency indices             0             0     2,700,000             0
    - Equity indices               0     1,400,000     1,500,000    21,300,000
    - Interest rates       3,100,000             0             0             0
    - Metals               1,000,000     1,100,000     1,900,000             0
                        ------------  ------------  ------------  ------------

                        $175,900,000  $ 95,800,000  $153,400,000  $ 93,700,000
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

             During 1990 the Registrant earned $911,948. The Registrant lost $1,846,137 in 1992 as compared to earnings of $1,046,330 for 1991.
             For 1993 the Registrant had net income of $2,433,194 as compared to net income of $98,340 for 1994. The Registrant had a net loss of $985,673 in 1995 as compared to net income of $833,088 for 1996. For the three months ended June 30, 1997 the Registrant had a net loss of $702,643 as compared to net income of $634,376 for the three months ended June 30, 1996. For the six months ended
             June 30, 1997 the Registrant had a net income of $405,478 as compared to a net loss of $398,499 for the six months ended
             June 30, 1996.

             The Fund's loss for the quarter ended June 30, 1997 resulted from significant May gains in the food and fiber, foreign currency, non-U.S. interest rates and base metals markets, which only partially offset large losses in the U.S. equity indices and non-U.S. interest rates markets in April and losses in the grains market during June.

             The Fund's income for the quarter ended March 31, 1997 resulted from significant January gains in the foreign currency markets, as well as February gains in the energy, metals and grain markets and March gains in grain, equity indices and interest rates markets. These gains were slightly reduced by losses in the month of January in the non-U.S. interest rates market, February losses in non-U.S. equity indices and March losses in the foreign currency, metals and energy markets.

             The Fund's income for the quarter ended June 30, 1996 resulted from large gains in the interest rates, energy and grain markets in April, which were largely offset by losses in grains, foreign currencies and interest rates in May, followed by gains in the bond, energy and foreign currency markets in June.

             The Fund's losses for the quarter ended March 31, 1996 resulted from significant February losses in the bond and interest rates markets, as well as February losses in the energy, metals and grain markets. The February losses were slightly offset by gains in the months of January and March in the interest rates, currency and precious metals markets.

             There were no unusual or infrequent events which materially affected the Registrant's operations. The Net Asset Value per Unit as of June 30, 1997 was $1,277.15, and the total Net Asset Value of the Fund amounted to $18,211,495 as compared to a Net Asset Value per Unit of $1,251.26 as of December 31, 1996 and a total Net Asset Value of $18,870,133. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from month to month and year to year.

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