Form 10-Q
period 1997-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 1997-11-07
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter Ended September 30, 1997
                          ------------

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


                                 Yes  X
                                 No


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
     September 30, 1997 (Unaudited) and December 31, 1996 (Audited)
                              -----------

                                                 September 30,  December 31,
                                                     1997          1996
                                                     ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 4,968,010   $ 4,604,066
    Net option premiums (received)                   (189,172)     (209,880)
    Unrealized gain on open contracts                 607,203       243,580
                                                  -----------   -----------

      Deposits with brokers                         5,386,041     4,637,766

  Cash and cash equivalents                        13,159,820    14,799,051
                                                  -----------   -----------

      Total assets                                $18,545,861   $19,436,817
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     4,900   $     6,611
  Advisor incentive fees payable                      123,380       193,468
  Advisor management fees payable                      48,883        61,072
  Consultant fee payable                               30,562        32,125
  General Partner fee payable                          30,562        32,125
  Trading Manager fee payable                          15,281        16,062
  Commissions and other trading fees
    on open contracts                                  31,300        24,710
  Redemptions payable                                 177,479       200,511
                                                  -----------   -----------

      Total liabilities                               462,347       566,684
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    September 30, 1997 and December 31, 1996          436,248       404,722
  Limited Partners - 13,084.363 and 14,757.410
    units outstanding at September 30, 1997 and
    December 31, 1996                              17,647,266    18,465,411
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          18,083,514    18,870,133
                                                  -----------   -----------

                                                  $18,545,861   $19,436,817
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)
                               -----------

                                                       Nine Months Ended
                                                         September 30,
                                                      1997          1996
                                                   ---------     ---------
INCOME
  Trading gains
    Realized                                      $ 2,538,204   $ 1,645,706
    Change in unrealized                              363,623       293,875
                                                  -----------   -----------

      Gain from trading                             2,901,827     1,939,581

  Interest income                                     751,126       764,231
                                                  -----------   -----------

      Total income                                  3,652,953     2,703,812
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               533,267       469,093
  Advisor incentive fees                              670,502       348,588
  Advisor management fees                             150,292       181,291
  Consultant fee                                      285,258       306,713
  General Partner fee                                 285,258       306,713
  Trading Manager fee                                 142,628       153,357
  Operating expenses                                  136,424       160,050
                                                  -----------   -----------

      Total expenses                                2,203,629     1,925,805
                                                  -----------   -----------

      NET INCOME                                  $ 1,449,324   $   778,007
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $    100.38   $     44.70
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $     97.47   $     54.56
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1997 and 1996
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                         September 30,
                                                      1997          1996
                                                   ---------     ---------
INCOME
  Trading gains
    Realized                                      $ 1,074,458   $   753,466
    Change in unrealized                              330,583       872,537
                                                  -----------   -----------

      Gain from trading                             1,405,041     1,626,003

  Interest income                                     243,683       240,929
                                                  -----------   -----------

      Total income                                  1,648,724     1,866,932
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               161,899       145,541
  Advisor incentive fees                              117,123       194,974
  Advisor management fees                              48,856        61,585
  Consultant fee                                       94,294        97,271
  General Partner fee                                  94,294        97,271
  Trading Manager fee                                  47,147        48,636
  Operating expenses                                   41,265        45,147
                                                  -----------   -----------

      Total expenses                                  604,878       690,425
                                                  -----------   -----------

      NET INCOME                                  $ 1,043,846   $ 1,176,507
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $     75.49   $     71.88
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $     71.58   $     75.08
                                                  ===========   ===========


                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)
                               -----------
                 General            Limited
                 Partner            Partners                 Total
            ----------------   ------------------       ------------------
            Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1996       323.451  $404,722  14,757.410  $18,465,411  15,080.861  $18,870,133
Net income
 for the
 nine months
 ended
 September 30,
 1997                  31,526                1,417,798                1,449,324
Redemptions       0         0  (1,673.047)  (2,235,943) (1,673.047)  (2,235,943)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 September 30,
 1997       323.451  $436,248  13,084.363  $17,647,266  13,407.814  $18,083,514
            =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1995       323.451  $386,084  18,130.272  $21,640,976  18,453.723  $22,027,060
Net income
 for the
 nine months
 ended
 September 30,
 1996                  17,648                  760,359                  778,007
Redemptions       0         0  (2,860.387)  (3,341,496) (2,860.387)  (3,341,496)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 September 30,
 1996       323.451  $403,732  15,269.885  $19,059,839  15,593.336  $19,463,571
            =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1995                        $  1,193.64
                                           ===========
  September 30, 1996                       $  1,248.20
                                           ===========
  December 31, 1996                        $  1,251.26
                                           ===========
  September 30, 1997                       $  1,348.73
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

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of September 30, 1997, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1997 and 1996 was approximately $730,000 and $660,000, respectively, and the fair value as of September 30, 1997 and December 31, 1996 was approximately $418,000 and $34,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the nine and three months ended September 30, 1997 and 1996 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                               September 30,                December 31,
                                   1997                        1996
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Futures contracts
  and written options
  thereon:
    - Agriculture       $  8,500,000  $  7,300,000  $ 11,800,000  $  6,000,000
    - Currency and
        currency
        indices            6,100,000     4,000,000     3,800,000    12,200,000
    - Energy               2,400,000        30,000       200,000       700,000
    - Equity indices      20,400,000    20,800,000    48,300,000    28,900,000
    - Interest rates      99,700,000    43,050,000    76,000,000    15,300,000
    - Metals              16,900,000    11,500,000     5,400,000     9,300,000
    - Other                  700,000             0       700,000             0

Purchased options on
  futures contracts:
    - Agriculture                  0             0     1,100,000             0
    - Currency and
      currency indices             0             0     2,700,000             0
    - Equity indices               0             0     1,500,000    21,300,000
    - Metals                 400,000             0     1,900,000             0
                        ------------  ------------  ------------  ------------

                        $155,100,000  $ 86,680,000  $153,400,000  $ 93,700,000
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

             During 1990 the Registrant earned $911,948. The Registrant lost $1,846,137 in 1992 as compared to earnings of $1,046,330 for 1991.
             For 1993 the Registrant had net income of $2,433,194 as compared to net income of $98,340 for 1994. The Registrant had a net loss of $985,673 in 1995 as compared to net income of $833,088 for 1996. For the three months ended September 30, 1997 the Registrant had net income of $1,043,846 as compared to net income of $1,176,507 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 the Registrant had net income of $1,449,324 as compared to a net income of $778,007 for the nine months ended September 30, 1996.

             The Fund's income for the quarter ended September 30, 1997 resulted from significant July gains in the foreign currency and interest rates markets which were partially reduced in August by losses in the interest rate and base metals markets, followed by gains in the interest rate markets in September.

             The Fund's loss for the quarter ended June 30, 1997 resulted from significant May gains in the food and fiber, foreign currency, non-U.S. interest rate and base metals markets, which only partially offset large losses in the U.S. equity indices and non-U.S. interest rate markets in April and losses in the grain markets during June.

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

             The Fund's losses for the quarter ended March 31, 1996 resulted from significant February losses in the bond and interest rate markets, as well as February losses in the energy, metals and grain markets. The February losses were slightly offset by gains in the months of January and March in the interest rate, currency and precious metals markets.

             There were no unusual or infrequent events which materially affected the Registrant's operations. The Net Asset Value per Unit as of September 30, 1997 was $1,348.73, and the total Net Asset Value of the Fund amounted to $18,083,514 as compared to a Net Asset Value per Unit of $1,251.26 as of December 31, 1996 and a total Net Asset Value of $18,870,133. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from month to month and year to year.

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