Form 10-K
period 1997-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 1998-02-20
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 1997
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

(b)  Trading Activity
     ----------------

     The General Partner administers the business and affairs of the Registrant exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by ATA Research, Inc., its Trading Manager. At December 31, 1997 there are eight Commodity Trading Advisors: Fundamental Futures, Inc.; Wizard Trading, Inc.; Rainbow Trading Corporation; Willowbridge Associates, Inc.; Rabar Market Research, Inc.; Dominion Capital Management, Inc.; Atlas Capital Management, Inc. and Hampton Investors Inc.

     ProFutures, Inc., a Texas corporation, is a guaranteed Introducing
     Broker of Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING). It is also registered with the Commodity Futures Trading Commission (CFTC) as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the National Futures Association (NFA).
     Gary D. Halbert is the Chairman, President and principal stockholder of ProFutures, Inc., which was incorporated and began operation in December 1984 and specializes in speculative managed futures accounts.

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

     The Registrant operates as a commodity investment pool, whose purpose is to buy, hold and trade in futures and option contracts, forward and option contracts on foreign currencies and other commodity interests. The Registrant's objective is appreciation of assets through speculative trading. It ordinarily maintains open positions for a relatively short period of time. The Registrant's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

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

     Notional Funding Note: As of December 31, 1997, the Registrant has allocated notional funds to Advisors equal to approximately 9.7% of the Registrant's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Registrant's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Registrant's trading will be executed. The General Partner selected Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING) as the Registrant's primary clearing broker. ING is located at 233 South Wacker Drive, Suite 5200, Chicago, Illinois 60606. ING is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 1997.


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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 1997 was:

                 General Partner's Capital           2
                 Limited Partners' Capital         982

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4,338.536 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 1997 there were 982 Limited Partners holding 12,305.985 Units, and 323.451 General Partner Units held by the General Partner and its principals.

(c)  Dividends
     ---------

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Registrant. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Registrant for the periods April 28, 1989 (inception) through December 31, 1989, and calendar years 1991, 1992, 1993, 1994, 1995,
     1996 and 1997.

                                                                1997
                                                                ----

     Realized Gains (Losses)                                $  2,996,442
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         515,373
     Interest Income                                             984,111
     Management Fees                                           1,135,594
     Incentive Fees                                              768,675
     Net Income (Loss)                                         1,716,744
     General Partner Capital                                     442,903
     Limited Partner Capital                                  16,850,663
     Partnership Capital                                      17,293,566
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      121.38
     Net Asset Value Per Unit At
       End of Year                                              1,369.31


                                                                1996
                                                                ----

     Realized Gains (Losses)                                $  3,478,456
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (1,019,712)
     Interest Income                                           1,020,487
     Management Fees                                           1,257,031
     Incentive Fees                                              542,057
     Net Income (Loss)                                           833,088
     General Partner Capital                                     404,722
     Limited Partner Capital                                  18,465,411
     Partnership Capital                                      18,870,133
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       49.25
     Net Asset Value Per Unit At
       End of Year                                              1,251.26


                                                                1995
                                                                ----

     Realized Gains (Losses)                                $  1,431,928
     Change in Unrealized Gains (Losses)
         on Open Contracts                                       120,604
     Interest Income                                           1,292,216
     Management Fees                                           1,475,692
     Incentive Fees                                              720,621
     Net Income (Loss)                                          (985,673)
     General Partner Capital                                     386,084
     Limited Partner Capital                                  21,640,976
     Partnership Capital                                      22,027,060
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (49.66)
     Net Asset Value Per Unit At
       End of Year                                              1,193.64


                                                                1994
                                                                ----

     Realized Gains (Losses)                                $  4,055,418
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (552,120)
     Interest Income                                           1,125,990
     Management Fees                                           1,777,968
     Incentive Fees                                            1,303,019
     Net Income (Loss)                                            98,340
     General Partner Capital                                     400,028
     Limited Partner Capital                                  25,844,617
     Partnership Capital                                      26,244,645
     Net Income (Loss) Per Limited and
       General Partner Unit*                                        4.31
     Net Asset Value Per Unit At
       End of Year                                              1,236.75


                                                                1993
                                                                ----

     Realized Gains (Losses)                                $  4,118,919
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       1,152,364
     Interest Income                                             992,807
     Management Fees                                           2,102,440
     Incentive Fees                                              935,090
     Net Income (Loss)                                         2,433,194
     General Partner Capital                                     396,657
     Limited Partner Capital                                  29,451,023
     Partnership Capital                                      29,847,680
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       93.83
     Net Asset Value Per Unit At
       End of Year                                              1,226.33


                                                                1992
                                                                ----

     Realized Gains (Losses)                                $  3,590,436
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (3,073,910)
     Interest Income                                           1,193,907
     Management Fees                                           2,162,211
     Incentive Fees                                              609,339
     Net Income (Loss)                                        (1,846,137)
     General Partner Capital                                     365,830
     Limited Partner Capital                                  30,972,746
     Partnership Capital                                      31,338,576
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (62.91)
     Net Asset Value Per Unit At
       End of Year                                              1,134.53


                                                                1991
                                                                ----

     Realized Gains (Losses)                                $ (1,079,816)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                       3,593,826
     Interest Income                                           1,517,051
     Management Fees                                           1,632,446
     Incentive Fees                                              829,195
     Net Income (Loss)                                         1,046,330
     General Partner Capital                                     384,506
     Limited Partner Capital                                  36,458,906
     Partnership Capital                                      36,843,412
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       42.85
     Net Asset Value Per Unit At
       End of Year                                              1,192.45


                                                                1990
                                                                ----

     Realized Gains (Losses)                                $  1,171,249
     Change in Unrealized Gains (Losses)
       on Open Contracts                                          22,528
     Interest Income                                             525,404
     Management Fees                                             375,994
     Incentive Fees                                              253,897
     Net Income (Loss)                                           911,948
     General Partner Capital                                     125,015
     Limited Partner Capital                                  12,225,120
     Partnership Capital                                      12,350,135
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      131.88
     Net Asset Value Per Unit At
       End of Year                                              1,124.41


                                                                1989
                                                                ----

     Realized Gains (Losses)                                $          0
     Change in Unrealized Gains (Losses)
       on Open Contracts                                               0
     Interest Income                                                 120
     Management Fees                                                   0
     Incentive Fees                                                    0
     Net Income (Loss)                                              (636)
     General Partner Capital                                         682
     Limited Partner Capital                                         682
     Partnership Capital                                           1,364
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (318.00)
     Net Asset Value Per Unit At
       End of Year                                                682.00

     ----------------
     * Based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity
     ---------

     All of the Registrant's assets at December 31, 1997 were in cash or near cash investments.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 1997
     ----------------------------

     Net income for the year was $1,716,744, or $121.38 per Unit. At December 31, 1997, partners' capital totaled $17,293,566, a decrease of $1,576,567 from December 31, 1996. The Net Asset Value per Unit at December 31, 1997 amounted to $1,369.31 as compared to $1,251.26 at December 31, 1996, an increase of 9.4%.

     The Registrant's gains came mostly in the financials, including currencies, stocks, and debt instruments. Strong gains were also achieved in the agricultural commodities, including the food and fiber sector and the grains.

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

     Gary D. Halbert, age 45, is the Chairman, President, Director and a principal shareholder of ProFutures, Inc. Debi Halbert, age 42, is the Treasurer, Director and a minority shareholder of ProFutures, Inc.

     There have been no material administrative, civil or criminal proceedings against Gary D. Halbert, Debi Halbert or ProFutures, Inc.

Item 11.  Executive Compensation.

     The General Partner receives, as compensation for its services, monthly Administration Management Fees equal to 1/6 of 1% of month-end Net Asset Value (approximately 2% of the average month-end Net Assets per year), which aggregated $375,215 for 1997. The General Partner also received an account opening fee of $120 per Limited Partner (prior to the termination of the offering as of May 30, 1991).

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Registrant knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Registrant's affairs. As of December 31, 1997 the General Partner and its principals owned 323.451 Units of General Partnership Interest.

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
Date                                  Debi Halbert, Treasurer and Director
                                      ProFutures, Inc.
                                      General Partner


                       ALTERNATIVE ASSET GROWTH FUND, L.P.


                          Index to Financial Statements


Independent Auditor's Report for the years ended
  December 31, 1997, 1996 and 1995                                   F-1

Statements of Financial Condition
  December 31, 1997 and 1996                                         F-2

Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                                   F-3

Statements of Changes in Partners' Capital
  (Net Asset Value) for the years ended
  December 31, 1997, 1996 and 1995                                   F-4

Notes to Financial Statements                                     F-5 - F-9


                            FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       ALTERNATIVE ASSET GROWTH FUND, L.P




                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Partners
Alternative Asset Growth Fund, L.P.


We have audited the accompanying statements of financial condition of Alternative Asset Growth Fund, L.P. as of December 31, 1997 and 1996, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Growth Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and the changes in its net asset values for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.





                                    Arthur F. Bell, Jr. & Associates, L.L.C.

Lutherville, Maryland
January 16, 1998

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 1997 and 1996
                                ------------


                                                       1997          1996
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $ 5,878,013   $ 4,604,066
    Net option premiums (received)                     (88,935)     (209,880)
    Unrealized gain on open contracts                  758,953       243,580
                                                   -----------   -----------

      Deposits with brokers                          6,548,031     4,637,766

  Cash and cash equivalents                         11,605,060    14,799,051
                                                   -----------   -----------

      Total assets                                 $18,153,091   $19,436,817
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $     5,301   $     6,611
  Advisor incentive fees payable                        98,172       193,468
  Advisor management fees payable                       47,263        61,072
  Consultant fee payable                                29,945        32,125
  General Partner fee payable                           29,945        32,125
  Trading Manager fee payable                           14,972        16,062
  Commissions and other trading fees
    on open contracts                                   35,382        24,710
  Redemptions payable                                  598,545       200,511
                                                   -----------   -----------

      Total liabilities                                859,525       566,684
                                                   -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units
    outstanding at December 31, 1997
    and 1996                                           442,903       404,722
  Limited Partners - 12,305.985 and
    14,757.410 units outstanding at
    December 31, 1997 and 1996                      16,850,663    18,465,411
                                                   -----------   -----------

      Total partners' capital
        (Net Asset Value)                           17,293,566    18,870,133
                                                   -----------   -----------

                                                   $18,153,091   $19,436,817
                                                   ===========   ===========


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1997, 1996 and 1995
                                  ------------


                                         1997          1996          1995
                                         ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                         $ 2,996,442   $ 3,478,456   $ 1,431,928
    Change in unrealized                 515,373    (1,019,712)      120,604
                                     -----------   -----------   -----------

      Gain from trading                3,511,815     2,458,744     1,552,532

  Interest income                        984,111     1,020,487     1,292,216
                                     -----------   -----------   -----------

      Total income                     4,495,926     3,479,231     2,844,748
                                     -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  695,621       639,973     1,377,649
  Advisor incentive fees                 768,675       542,057       720,621
  Advisor management fees                197,557       242,364       313,000
  Consultant fee                         375,215       405,867       465,077
  General Partner fee                    375,215       405,867       465,077
  Trading Manager fee                    187,607       202,933       232,538
  Operating expenses                     179,292       207,082       256,459
                                     -----------   -----------   -----------

      Total expenses                   2,779,182     2,646,143     3,830,421
                                     -----------   -----------   -----------

      NET INCOME (LOSS)              $ 1,716,744   $   833,088   $  (985,673)
                                     ===========   ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average
     number of units outstanding
     during the year)                $    121.38   $     49.25   $    (49.66)
                                     ===========   ===========   ===========

INCREASE (DECREASE) IN NET
  ASSET VALUE PER GENERAL AND
  LIMITED PARTNER UNIT               $    118.05   $     57.62   $    (43.11)
                                     ===========   ===========   ===========


                            See accompanying notes.

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Years Ended December 31, 1997, 1996 and 1995
                                 ------------


                            Total              Partners' Capital
                          Number of    ------------------------------------
                            Units       General     Limited        Total
                          ---------    --------   -----------   -----------

Balances at
  December 31,
  1994                    21,220.677   $400,028   $25,844,617   $26,244,645

Net (loss) for
  the year ended
  December 31,
  1995                                  (13,944)     (971,729)     (985,673)

Redemptions               (2,766.954)         0    (3,231,912)   (3,231,912)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1995                    18,453.723    386,084    21,640,976    22,027,060

Net income for
  the year ended
  December 31,
  1996                                   18,638       814,450       833,088

Redemptions               (3,372.862)         0    (3,990,015)   (3,990,015)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1996                    15,080.861    404,722    18,465,411    18,870,133

Net income for
  the year ended
  December 31,
  1997                                   38,181     1,678,563     1,716,744

Redemptions               (2,451.425)         0    (3,293,311)   (3,293,311)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1997                    12,629.436   $442,903   $16,850,663   $17,293,566
                          ==========   ========   ===========   ===========


                                   Net Asset Value Per Unit
                            -------------------------------------

                                         December 31,
                               1997          1996          1995
                               ----          ----          ----

                            $1,369.31     $1,251.26     $1,193.64
                            =========     =========     =========


                           See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                ------------


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

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

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of December 31, 1997, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING), whereby ING agrees to purchase or subscribe to (up to $19,000,090) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during 1997, 1996 and 1995 was approximately $690,000, $610,000 and $670,000, respectively, and the related fair values as of December 31, 1997 and 1996 are approximately $670,000 and $34,000, respectively.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------


Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Net trading results from derivatives for the years ended December 31, 1997, 1996 and 1995 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1997 and 1996, the notional amount of open contracts is as follows:

                               1997                        1996
                               ----                        ----
                    Contracts to  Contracts to  Contracts to  Contracts to
                      Purchase        Sell        Purchase        Sell
                    ------------  ------------  ------------  ------------

  Futures
  contracts and
  written options
  thereon:
  -  Agriculture    $  5,300,000  $  5,400,000  $ 11,800,000  $  6,000,000
  -  Currency and
      currency
      indices          1,900,000    13,300,000     3,800,000    12,200,000
  -  Energy              200,000     2,200,000       200,000       700,000
  -  Equity indices   13,900,000    11,000,000    48,300,000    28,900,000
  -  Interest rates  128,000,000    55,800,000    76,000,000    15,300,000
  -  Metals           13,800,000    16,500,000     5,400,000     9,300,000
  -  Other               100,000             0       700,000             0

 Purchased
 options on
  futures contracts:
  -  Agriculture               0             0     1,100,000             0
  -  Currency and
     currency
     indices                   0     2,000,000     2,700,000             0
  -  Equity indices            0             0     1,500,000    21,300,000
  -  Interest rates    6,400,000             0             0             0
  -  Metals              900,000             0     1,900,000             0
                    ------------  ------------  ------------  ------------

                    $170,500,000  $106,200,000  $153,400,000  $ 93,700,000
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