Form 10-K/A
period 1997-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 1998-03-23
CIK 851998

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

Year 2000
---------

     The General Partner is in the process of evaluating the effect of Year 2000 issues on the Partnership. The internal software of the General Partner is Year 2000 compliant. The General Partner anticipates no internal operational problems with respect to the Partnership related to the Year 2000. The General Partner continues to evaluate the effect of the Year 2000 issue with respect to the Partnership's outside service providers and advisors. It is anticipated that any costs incurred in connection with internal operating problems relating to Year 2000 issues will be borne by the General Partner.

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