Form 10-Q
period 1998-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 1998-05-13
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended March 31, 1998
                          ------------

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


                                 Yes  X
                                 No


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
      March 31, 1998 (Unaudited) and December 31, 1997 (Audited)
                              -----------

                                                   March 31,    December 31,
                                                     1998           1997
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 5,609,033   $ 5,878,013
    Net option premiums (received)                    (96,405)      (88,935)
    Unrealized gain on open contracts                 115,761       758,953
                                                  -----------   -----------

      Deposits with brokers                         5,628,389     6,548,031

  Cash and cash equivalents                        11,212,042    11,605,060
                                                  -----------   -----------

      Total assets                                $16,840,431   $18,153,091
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     4,048   $     5,301
  Advisor incentive fees payable                       73,231        98,172
  Advisor management fees payable                      45,140        47,263
  Consultant fee payable                               27,805        29,945
  General Partner fee payable                          27,805        29,945
  Trading Manager fee payable                          13,902        14,972
  Commissions and other trading fees
    on open contracts                                  34,985        35,382
  Redemptions payable                                 170,566       598,545
                                                  -----------   -----------

      Total liabilities                               397,482       859,525
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    March 31, 1998 and December 31, 1997              441,174       442,903
  Limited Partners - 11,731.868 and 12,305.985
    units outstanding at March 31, 1998 and
    December 31, 1997                              16,001,775    16,850,663
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          16,442,949    17,293,566
                                                  -----------   -----------

                                                  $16,840,431   $18,153,091
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 1998 and 1997
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                           March 31,
                                                      1998          1997
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   933,603   $   362,574
    Change in unrealized                             (643,192)    1,350,786
                                                  -----------   -----------

      Gain from trading                               290,411     1,713,360

  Interest income                                     221,331       256,122
                                                  -----------   -----------

      Total income                                    511,742     1,969,482
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               165,618       185,658
  Advisor incentive fees                               73,231       325,194
  Advisor management fees                              45,141        52,040
  Consultant fee                                       86,958        97,771
  General Partner fee                                  86,958        97,771
  Trading Manager fee                                  43,479        48,885
  Operating expenses                                   49,782        54,042
                                                  -----------   -----------

      Total expenses                                  551,167       861,361
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   (39,425)  $ 1,108,121
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $     (3.19)  $     74.14

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $     (5.35)  $     73.98


                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 1998 and 1997
                               (Unaudited)
                               -----------
               General            Limited
               Partner            Partners                 Total
          ----------------   ------------------       ------------------
          Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1997     323.451  $442,903  12,305.985  $16,850,663  12,629.436  $17,293,566
Net (loss)
 for the
 three months
 ended
 March 31,
 1998                (1,729)                 (37,696)                 (39,425)
Redemptions     0         0    (574.117)    (811,192)   (574.117)    (811,192)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 March 31,
 1998     323.451  $441,174  11,731.868  $16,001,775  12,055.319  $16,442,949
          =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1996     323.451  $404,722  14,757.410  $18,465,411  15,080.861  $18,870,133
Net income
 for the
 three months
 ended
 March 31,
 1997                23,928                1,084,193                1,108,121
Redemptions     0         0    (405.330)    (529,593)   (405.330)    (529,593)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 March 31,
 1997     323.451  $428,650  14,352.080  $19,020,011  14,675.531  $19,448,661
          =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1996                      $  1,251.26
                                         ===========
  March 31, 1997                         $  1,325.24
                                         ===========
  December 31, 1997                      $  1,369.31
                                         ===========
  March 31, 1998                         $  1,363.96
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

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of March 31, 1998, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

Note 3.  COMMODITY TRADING ADVISORS

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from .2% to 2% annually of allocated Net Asset Value. In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined in the trading advisory contracts) on that portion of the Partnership's assets which they direct.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1998 and 1997 was approximately $363,000 and $1,010,000, respectively, and the fair value as of March 31, 1998 and December 31, 1997 was approximately $19,000 and $670,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the three months ended
         March 31, 1998 and 1997 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                                 March 31,                 December 31,
                                   1998                        1997
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Futures contracts
  and written options
  thereon:
    - Agriculture       $  9,000,000  $  4,100,000  $  5,300,000  $  5,400,000
    - Currency and
        currency
        indices           11,300,000    23,500,000     1,900,000    13,300,000
    - Energy               2,300,000       400,000       200,000     2,200,000
    - Equity indices      24,600,000    23,800,000    13,900,000    11,000,000
    - Interest rates      99,500,000    38,400,000   128,000,000    55,800,000
    - Metals              17,300,000    11,100,000    13,800,000    16,500,000
    - Other                  600,000       200,000       100,000             0

Purchased options on
  futures contracts:
    - Agriculture            600,000     1,200,000             0             0
    - Currency and
      currency indices             0     2,400,000             0     2,000,000
    - Equity indices       7,100,000             0             0             0
    - Interest rates       8,800,000             0     6,400,000             0
    - Metals                       0       400,000       900,000             0
                        ------------  ------------  ------------  ------------

                        $181,100,000  $105,500,000  $170,500,000  $106,200,000
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

             During 1990 the Registrant earned $911,948. The Registrant lost $1,846,137 in 1992 as compared to earnings of $1,046,330 for 1991. For 1993 the Registrant had net income of $2,433,194 as compared to net income of $98,340 for 1994. The Registrant had a net loss of $985,673 in 1995 as compared to net income of $833,088 for 1996. During 1997, the Registrant had net income of $1,716,744. For the quarter ended March 31, 1998 the Registrant had a net loss of $39,425 as compared to net income of $1,108,121 for the quarter ended March 31, 1997.

             The Fund's losses for the quarter ended March 31, 1998 resulted from February losses in the currencies and U.S. interest rate markets, March losses in the non-U.S. interest rate and non-U.S. equity indices as well as the base metals markets. These losses were largely offset by January gains in the U.S. and non-U.S. interest rate markets.

             The Fund's income for the quarter ended March 31, 1997 resulted from significant January gains in the foreign currency markets, as well as February gains in the energy, metal and grain markets and March gains in grain, equity indices and interest rate markets. These gains were slightly reduced by losses in the month of January in the non-U.S. interest rate markets, February losses in non-U.S. equity indices and March losses in the foreign currency, metals and energy markets.

             There were no unusual or infrequent events which materially affected the Registrant's operations. The Net Asset Value per Unit as of March 31, 1998 was $1,363.96, and the total Net Asset Value of the Fund amounted to $16,442,949 as compared to a Net Asset Value per Unit of $1,369.31 as of December 31, 1997 and a total Net Asset Value of $17,293,566. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from month to month and year to year.

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