Form 10-Q
period 1998-06-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 1998-08-13
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1998
                          ------------

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


                                 Yes  X
                                 No


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
       June 30, 1998 (Unaudited) and December 31, 1997 (Audited)
                              -----------

                                                   June 30,     December 31,
                                                     1998           1997
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 7,104,701   $ 5,878,013
    Net option premiums (received)                    (17,455)      (88,935)
    Unrealized gain on open contracts                 275,905       758,953
                                                  -----------   -----------

      Deposits with brokers                         7,363,151     6,548,031

  Cash and cash equivalents                         8,060,106    11,605,060
                                                  -----------   -----------

      Total assets                                $15,423,257   $18,153,091
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     5,324   $     5,301
  Advisor incentive fees payable                      202,322        98,172
  Advisor management fees payable                      40,208        47,263
  Consultant fee payable                               25,236        29,945
  General Partner fee payable                          25,236        29,945
  Trading Manager fee payable                          12,618        14,972
  Commissions and other trading fees
    on open contracts                                  33,999        35,382
  Redemptions payable                                 431,448       598,545
                                                  -----------   -----------

      Total liabilities                               776,391       859,525
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    June 30, 1998 and December 31, 1997               414,907       442,903
  Limited Partners - 11,094.916 and 12,305.985
    units outstanding at June 30, 1998 and
    December 31, 1997                              14,231,959    16,850,663
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          14,646,866    17,293,566
                                                  -----------   -----------

                                                  $15,423,257   $18,153,091
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 1998 and 1997
                               (Unaudited)
                               -----------

                                                       Six Months Ended
                                                            June 30,
                                                      1998          1997
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   262,517   $ 1,463,746
    Change in unrealized                             (483,048)       33,040
                                                  -----------   -----------

      Gain (loss) from trading                       (220,531)    1,496,786

  Interest income                                     415,186       507,443
                                                  -----------   -----------

      Total income                                    194,655     2,004,229
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               360,154       371,368
  Advisor incentive fees                              275,553       553,379
  Advisor management fees                              85,349       101,436
  Consultant fee                                      162,890       190,964
  General Partner fee                                 162,890       190,964
  Trading Manager fee                                  81,445        95,481
  Operating expenses                                   88,766        95,159
                                                  -----------   -----------

      Total expenses                                1,217,047     1,598,751
                                                  -----------   -----------

      NET INCOME (LOSS)                           $(1,022,392)  $   405,478
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $    (84.31)  $     27.50
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED PARTNER UNIT      $    (86.56)  $     25.89
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 1998 and 1997
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                            June 30,
                                                      1998          1997
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $  (671,087)  $ 1,101,172
    Change in unrealized                              160,145    (1,317,746)
                                                  -----------   -----------

      (Loss) from trading                            (510,942)     (216,574)

  Interest income                                     193,855       251,321
                                                  -----------   -----------

      Total income (loss)                            (317,087)       34,747
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               194,536       185,710
  Advisor incentive fees                              202,322       228,185
  Advisor management fees                              40,208        49,396
  Consultant fee                                       75,932        93,193
  General Partner fee                                  75,932        93,193
  Trading Manager fee                                  37,966        46,596
  Operating expenses                                   38,984        41,117
                                                  -----------   -----------

      Total expenses                                  665,880       737,390
                                                  -----------   -----------

      NET (LOSS)                                  $  (982,967)  $  (702,643)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $    (82.70)  $    (48.32)
                                                  ===========   ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    (81.21)  $    (48.09)
                                                  ===========   ===========


                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Six Months Ended June 30, 1998 and 1997
                               (Unaudited)
                               -----------
               General            Limited
               Partner            Partners                 Total
          ----------------   ------------------       ------------------
          Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1997     323.451  $442,903  12,305.985  $16,850,663  12,629.436  $17,293,566
Net (loss)
 for the
 six months
 ended
 June 30,
 1998               (27,996)                (994,396)              (1,022,392)
Redemptions     0         0  (1,211.069)  (1,624,308) (1,211.069)  (1,624,308)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 June 30,
 1998     323.451  $414,907  11,094.916  $14,231,959  11,418.367  $14,646,866
          =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1996     323.451  $404,722  14,757.410  $18,465,411  15,080.861  $18,870,133
Net income
 for the
 six months
 ended
 June 30,
 1997                 8,373                  397,105                  405,478
Redemptions     0         0    (821.371)  (1,064,116)   (821.371)  (1,064,116)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 June 30,
 1997     323.451  $413,095  13,936.039  $17,798,400  14,259.490  $18,211,495
          =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1996                      $  1,251.26
                                         ===========
  June 30, 1997                          $  1,277.15
                                         ===========
  December 31, 1997                      $  1,369.31
                                         ===========
  June 30, 1998                          $  1,282.75
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

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of June 30, 1998, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1998 and 1997 was approximately $220,000 and $715,000, respectively, and the fair value as of June 30, 1998 and December 31, 1997 was approximately $258,000 and $670,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the six and three months ended June 30, 1998 and 1997 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                                 June 30,                  December 31,
                                   1998                        1997
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Futures contracts
  and written options
  thereon:
    - Agriculture       $  6,900,000  $  6,500,000  $  5,300,000  $  5,400,000
    - Currency and
        currency
        indices            5,900,000    28,200,000     1,900,000    13,300,000
    - Energy                 600,000       800,000       200,000     2,200,000
    - Equity indices      30,000,000     8,500,000    13,900,000    11,000,000
    - Interest rates      84,200,000    48,800,000   128,000,000    55,800,000
    - Metals              14,600,000    15,400,000    13,800,000    16,500,000
    - Other                        0       150,000       100,000             0

Purchased options on
  futures contracts:
    - Agriculture          2,700,000     1,100,000             0             0
    - Currency and
      currency indices             0             0             0     2,000,000
    - Energy                       0       100,000             0             0
    - Interest rates               0             0     6,400,000             0
    - Metals                       0       400,000       900,000             0
                        ------------  ------------  ------------  ------------

                        $144,900,000  $109,950,000  $170,500,000  $106,200,000
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

             During 1990 the Registrant earned $911,948. The Registrant lost $1,846,137 in 1992 as compared to earnings of $1,046,330 for 1991. For 1993 the Registrant had net income of $2,433,194 as compared to net income of $98,340 for 1994. The Registrant had a net loss of $985,673 in 1995 as compared to net income of $833,088 for 1996. During 1997, the Registrant had net income of $1,716,744. For the three months ended June 30, 1998 the Registrant had a net loss of $982,967 as compared to a net loss of $702,643 for the three months ended June 30, 1997. For the six months ended June 30, 1998 the Registrant had a net loss of $1,022,392 as compared to net income of $405,478 for the six months ended June 30, 1997.

             The Fund's losses for the quarter ended June 30, 1998 resulted from large April losses in foreign currencies and were only slightly reduced by gains in the interest rates, foreign currencies and equity indices markets in May and June.

             The Fund's losses for the quarter ended March 31, 1998 resulted from February losses in the currencies, U.S. interest rates and equity indices markets, March losses in the non-U.S. interest rates and non-U.S. equity indices as well as the base metals markets. These losses were largely offset by January gains in the U.S. and non-U.S. interest rates markets.

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

             There were no unusual or infrequent events which materially affected the Registrant's operations. The Net Asset Value per Unit as of June 30, 1998 was $1,282.75, and the total Net Asset Value of the Fund amounted to $14,646,866 as compared to a Net Asset Value per Unit of $1,369.31 as of December 31, 1997 and a total Net Asset Value of $17,293,566. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from month to month and year to year.

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