Form 10-Q
period 1998-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 1998-11-13
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-Q

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarter Ended September 30, 1998
                          ------------

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



                      ProFutures, Inc.
               11612 Bee Cave Road, Suite 100
                    Austin, Texas 78733
               ------------------------------

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


                                 Yes  X
                                 No


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION
     September 30, 1998 (Unaudited) and December 31, 1997 (Audited)
                              -----------

                                                 September 30,  December 31,
                                                     1998          1997
                                                     ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 4,962,026   $ 5,878,013
    Net option premiums (received)                   (108,063)      (88,935)
    Unrealized gain on open contracts               1,211,389       758,953
                                                  -----------   -----------

      Deposits with brokers                         6,065,352     6,548,031

  Cash and cash equivalents                        11,035,933    11,605,060
                                                  -----------   -----------

      Total assets                                $17,101,285   $18,153,091
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     4,601   $     5,301
  Advisor incentive fees payable                      350,072        98,172
  Advisor management fees payable                      42,449        47,263
  Consultant fee payable                               27,809        29,945
  General Partner fee payable                          27,809        29,945
  Trading Manager fee payable                          13,904        14,972
  Commissions and other trading fees
    on open contracts                                  18,904        35,382
  Redemptions payable                                 107,031       598,545
                                                  -----------   -----------

      Total liabilities                               592,579       859,525
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    September 30, 1998 and December 31, 1997          480,771       442,903
  Limited Partners - 10,783.188 and 12,305.985
    units outstanding at September 30, 1998 and
    December 31, 1997                              16,027,935    16,850,663
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          16,508,706    17,293,566
                                                  -----------   -----------

                                                  $17,101,285   $18,153,091
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)
                               -----------

                                                       Nine Months Ended
                                                         September 30,
                                                      1998          1997
                                                   ---------     ---------
INCOME
  Trading gains
    Realized                                      $ 2,190,709   $ 2,538,204
    Change in unrealized                              452,436       363,623
                                                  -----------   -----------

      Gain from trading                             2,643,145     2,901,827

  Interest income                                     598,489       751,126
                                                  -----------   -----------

      Total income                                  3,241,634     3,652,953
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               498,750       533,267
  Advisor incentive fees                              625,625       670,502
  Advisor management fees                             127,796       150,292
  Consultant fee                                      240,681       285,258
  General Partner fee                                 240,681       285,258
  Trading Manager fee                                 120,339       142,628
  Operating expenses                                  127,074       136,424
                                                  -----------   -----------

      Total expenses                                1,980,946     2,203,629
                                                  -----------   -----------

      NET INCOME                                  $ 1,260,688   $ 1,449,324
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $    106.39   $    100.38
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    117.07   $     97.47
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1998 and 1997
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                         September 30,
                                                      1998          1997
                                                   ---------     ---------
INCOME
  Trading gains
    Realized                                      $ 1,928,192   $ 1,074,458
    Change in unrealized                              935,484       330,583
                                                  -----------   -----------

      Gain from trading                             2,863,676     1,405,041

  Interest income                                     183,303       243,683
                                                  -----------   -----------

      Total income                                  3,046,979     1,648,724
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               138,596       161,899
  Advisor incentive fees                              350,072       117,123
  Advisor management fees                              42,447        48,856
  Consultant fee                                       77,791        94,294
  General Partner fee                                  77,791        94,294
  Trading Manager fee                                  38,894        47,147
  Operating expenses                                   38,308        41,265
                                                  -----------   -----------

      Total expenses                                  763,899       604,878
                                                  -----------   -----------

      NET INCOME                                  $ 2,283,080   $ 1,043,846
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the period)         $    201.23   $     75.49
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    203.63   $     71.58
                                                  ===========   ===========


                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)
                               -----------
                 General            Limited
                 Partner            Partners                 Total
            ----------------   ------------------       ------------------
            Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1997       323.451  $442,903  12,305.985  $16,850,663  12,629.436  $17,293,566
Net income
 for the
 nine months
 ended
 September 30,
 1998                  37,868                1,222,820                1,260,688
Redemptions       0         0  (1,522.797)  (2,045,548) (1,522.797)  (2,045,548)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 September 30,
 1998       323.451  $480,771  10,783.188  $16,027,935  11,106.639  $16,508,706
            =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1996       323.451  $404,722  14,757.410  $18,465,411  15,080.861  $18,870,133
Net income
 for the
 nine months
 ended
 September 30,
 1997                  31,526                1,417,798                1,449,324
Redemptions       0         0  (1,673.047)  (2,235,943) (1,673.047)  (2,235,943)
            -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 September 30,
 1997       323.451  $436,248  13,084.363  $17,647,266  13,407,814  $18,083,514
            =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1997                        $  1,369.31
                                           ===========
  September 30, 1998                       $  1,486.38
                                           ===========
  December 31, 1996                        $  1,251.26
                                           ===========
  September 30, 1997                       $  1,348.73
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

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

Note 2.  GENERAL PARTNER

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The General Partner is required by the Agreement of Limited Partnership to contribute to the Partnership an amount equal to at least 1% of the aggregate capital contributions of all partners, but not less than $100,000. As of September 30, 1998, $365,900 has been contributed to the Partnership by the General Partner and its principals.

         The Agreement of Limited Partnership also requires that the General Partner, at all times after the Partnership commences trading and so long as it remains General Partner of the Partnership, maintain a net worth not less than (i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which it acts as a General Partner if such contributions are equal to or less than $2,500,000; and (ii) 10% of the aggregate capital contributions of any limited partnerships for which it shall act as a General Partner if such contributions exceed $2,500,000.

         ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING), whereby ING agrees to purchase or subscribe to (up to $14,000,017) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 2.  GENERAL PARTNER (CONTINUED)

         The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value.

Note 3.  COMMODITY TRADING ADVISORS

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of allocated Net Asset Value. In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined in the trading advisory contracts) on that portion of the Partnership's assets which they direct.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1998 and 1997 was approximately $490,000 and $730,000, respectively, and the fair value as of September 30, 1998 and December 31, 1997 was approximately $1,100,000 and $670,000, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the nine and three months ended September 30, 1998 and 1997 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                               September 30,                December 31,
                                   1998                        1997
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Futures contracts
  and written options
  thereon:
    - Agriculture       $  1,500,000  $  5,500,000  $  5,300,000  $  5,400,000
    - Currency and
        currency
        indices           56,400,000       800,000     1,900,000    13,300,000
    - Energy               1,100,000       500,000       200,000     2,200,000
    - Equity indices       3,100,000    23,100,000    13,900,000    11,000,000
    - Interest rates      60,100,000    14,600,000   128,000,000    55,800,000
    - Metals               6,400,000     7,000,000    13,800,000    16,500,000
    - Other                        0       200,000       100,000             0

Purchased options on
  futures contracts:
    - Agriculture                  0             0             0             0
    - Currency and
      currency indices             0       300,000             0     2,000,000
    - Energy                 100,000             0             0             0
    - Interest rates               0             0     6,400,000             0
    - Metals                 600,000       100,000       900,000             0
                        ------------  ------------  ------------  ------------

                        $129,300,000  $ 52,100,000  $170,500,000  $106,200,000
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

             The Registrant's net income (loss) for the nine months ended September 30, 1998 and 1997 consisted of the following:

                                                        1998           1997
                                                        ----           ----
               Three months ended March 31           $  (39,425)    $1,108,121
               Three months ended June 30              (982,967)      (702,643)
               Three months ended September 30        2,283,080      1,043,846
                                                     ----------     ----------
                  Nine months ended September 30     $1,260,688     $1,449,324
                                                     ==========     ==========

             The Registrant's income for the quarter ended September 30, 1998 resulted from large gains in the long term interest rates markets in August and September. These gains were reduced by losses in July in the agricultural, equity indices and base metal markets.

             The Registrant's losses for the quarter ended June 30, 1998 resulted from large April losses in foreign currencies and were only slightly reduced by gains in the interest rates, foreign currencies and equity indices markets in May and June.

             The Registrant's losses for the quarter ended March 31, 1998 resulted from February losses in the currencies, U.S. interest rates and equity indices markets, March losses in the non-U.S. interest rates and non-U.S. equity indices as well as the base metals markets. These losses were largely offset by January gains in the U.S. and non-U.S. rates markets.

             The Registrant's income for the quarter ended September 30, 1997 resulted from significant July gains in the foreign currency and interest rates markets which were partially reduced in August by losses in the interest rate and base metals markets, followed by gains in the interest rate markets in September.

             The Registrant's loss for the quarter ended June 30, 1997 resulted from significant May gains in the food and fiber, foreign currency, non-U.S. interest rate and base metals markets, which only partially offset large losses in the U.S. equity indices and non-U.S. interest rate markets in April and losses in the grain markets during June.

             The Registrant's income for the quarter ended March 31, 1997 resulted from significant January gains in the foreign currency markets, as well as February gains in the energy, metals and grain markets and March gains in grain, equity indices and interest rate markets. These gains were slightly reduced by losses in the month of January in the non-U.S. interest rate market, February losses in non-U.S. equity indices and March losses in the foreign currency, metals and energy markets.

             There were no unusual or infrequent events which materially affected the Registrant's operations. Due to the speculative nature of trading commodity interests, the Registrant's earnings and Net Asset Value may fluctuate widely from period to period.

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