Form 10-K
period 1998-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 1999-03-25
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 1998
                                  --------------

                        Commission File number:  0-18500
                                  --------------

                       Alternative Asset Growth Fund, L.P.
                       -----------------------------------
               (Exact name of Partnership as specified in charter)

           Delaware                                   74-2546493
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                              c/o ProFutures, Inc.,
                          11612 Bee Cave Road, Suite 100,
                               Austin, Texas  78733
                          -------------------------------
                     (Address of principal executive offices)

                           Partnership's telephone number

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

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X
                                    No

State the aggregate market value of the voting stock held by non-affiliates of the Partnership. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                    None

                    DOCUMENTS INCORPORATED BY REFERENCE

          Partnership's Prospectus dated August 31, 1990 and Supplement thereto dated March 1, 1991 are incorporated herein by
               reference in Part I, Part II, Part III and Part IV



                                   PART I


Item 1.  Business.

(a)  General Development of Business
     -------------------------------

     Alternative Asset Growth Fund, L.P. (the "Partnership") was organized on April 28, 1989 under the Delaware Revised Uniform Limited Partnership Act. The General Partner and Commodity Pool Operator of the
     Partnership is ProFutures, Inc., a Texas corporation. The General Partner's address is 11612 Bee Cave Road, Suite 100, Austin, Texas 78733 and its telephone numbers are 1-800-348-3601 and (512) 263-3800.

     The Partnership filed a registration statement with the U.S. Securities and Exchange commission for the sale of a minimum of $4,000,000 and maximum of $50,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on September 26, 1989. On March 6, 1990 the requisite $4,000,000 level of subscriptions was exceeded and the subscription funds were transferred to the Partnership's account. On March 7, 1990 the Partnership commenced trading activity and continued the offering of Units until the expiration of the offering period.

     The Unit selling price during the initial offering period was $1,000. After the commencement of trading, Unit purchasers acquired Units at the month-end Net Asset Value per Unit (as defined in the limited partnership agreement) plus a pro rata portion of unamortized organization and offering expenses.

     The Partnership later continued the offering and sale of Units on August 31, 1990, pursuant to a post-effective amendment dated July 16, 1990 and Prospectus dated August 31, 1990. This offering terminated on May 30, 1991. The Partnership issued an aggregate of 32,516.437 Units of Limited Partnership Interest for total contributions of $36,976,906 exclusive of account opening fees. Offering costs of $261,069 and $6,984 were charged against partners' capital in 1990 and 1991 respectively.

(b)  Trading Activity
     ----------------

     The General Partner administers the business and affairs of the Partnership exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by ATA Research, Inc., the Partnership's Trading Manager. As of December 31, 1998 there were eight Commodity Trading Advisors: Atlas Capital Management, Inc.; CARAT Capital L.L.C.; Dennis Trading Group, Inc.; Dominion Capital Management, Inc.; Fundamental Futures, Inc.; Hampton Investors Inc.; Rainbow Trading Corporation; and Willowbridge Associates, Inc.

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

     ATA Research, Inc., the Partnership's Trading Manager, is a Texas corporation whose sole Director, Officer and stockholder is Aladin T. Abguhazaleh. It was organized in 1985 to perform research and consulting services associated with monitoring performance of Commodity Trading Advisors.

     The Partnership operates as a commodity investment pool, whose purpose is to buy, hold and trade in futures and option contracts, forward and option contracts on foreign currencies and other commodity interests.
     The Partnership's objective is appreciation of assets through speculative trading. It ordinarily maintains open positions for a relatively short period of time. The Partnership's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

     The Partnership's Trading Policies are set forth on pages 77-78 of the Prospectus, dated August 31, 1990, which is incorporated herein by reference. Material changes in the Trading Policies as described in the Prospectus must be approved by a vote of a majority of the outstanding Units of Limited Partnership Interest. A change in contracts traded will not be deemed to be a material change in the Trading Policies.

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

     The General Partner and Trading Manager, on behalf of the Partnership, have entered into advisory contracts which provide that the portion of the Partnership's assets allocated to each Advisor will be traded in accordance with the Advisor's instruction unless the General Partner or the Trading Manager determine that the Partnership's trading policies have been violated. The Trading Manager, upon mutual consultation and agreement with the General Partner, has the authority to allocate or reallocate assets among its current Advisors or any others it may select in the future.

     Notional Funding Note: As of December 31, 1998, the Partnership has allocated notional funds to Advisors equal to approximately 13.75% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

     None of the Advisors or their respective principals own any Units of the Partnership. The Partnership's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partner; however, all are also Advisors to other commodity pools with which the General
     Partner and Trading Manager, respectively, are currently associated.
     Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

(d)  Fees, Compensation and Expenses
     -------------------------------

     The descriptions and definitions contained in "Fees, Compensation and Expenses" on Pages 36- 38 of the Prospectus dated August 31, 1990 are incorporated herein by reference.

     The General Partner, for its services, receives a monthly administrative fee equal to 1/6 of 1% of month-end Net Asset Value (approximately 2% annually).

     The Trading Manager, for its services, receives a monthly management fee equal to 1/12 of 1% of the month-end Net Asset Value (approximately 1% annually).

     The Consultant, for its administrative services to the Partnership, receives a monthly consulting fee equal to 1/6 of 1% of the month-end Net Asset Value (approximately 2% annually).

     Certain Trading Advisors receive management fees ranging from .2% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, the Advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by the respective Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor will retain such payments but will receive no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits (as defined). Consequently, an incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of other Advisors. The Trading Manager, upon mutual consultation and agreement with the General Partner, may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of the present Advisors' contracts or at any other time in the discretion of the Trading Manager or General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed. The General Partner has selected Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING) as the Partnership's primary clearing broker. ING is located at 233 South Wacker Drive, Suite 5200, Chicago, Illinois 60606. ING is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

(f)  Financial Information About Industry Segments
     ---------------------------------------------

     The Partnership operates in only one industry segment, that of the speculative trading of futures, options and forward contracts and other commodity interests.

(g)  Narrative Description of Business
     ---------------------------------

     See discussion under Item 1(a) above. See also "Description of Futures Trading", pages 81 to 84 of the Prospectus dated August 31, 1990, which is incorporated herein by reference.

(h)  Regulation
     ----------

     The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the Commodity Futures Trading Commission (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "futures commission merchants"), commodity pool operators, commodity trading advisors and others. The General Partner is registered by the CFTC as a commodity pool operator and each Advisor is registered as a commodity trading advisor. Futures professionals such as the General Partner and the Advisors are also regulated by the National Futures Association, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Partnership's commodity pool operator, and the respective Advisors as a commodity trading advisor, to the Partnership.

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

     The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation only (i.e., traders may liquidate existing positions but not establish new positions). The exercise of such powers could adversely affect the Partnership's trading.

     For additional information refer to "Regulation", Pages 82-83 of the Prospectus dated August 31, 1990, which is incorporated herein by reference.

(i)  Competition
     -----------

     The Partnership may experience increased competition for the same commodity futures contracts. The Advisors may recommend similar or identical trades to other accounts they manage. Thus the Partnership may be in competition with such accounts for the same or similar positions. Competition may also increase due to widespread utilization of computerized trading methods similar to the methods used by some of the Advisors. The Partnership may also compete with other funds organized by the General Partner.

(j)  Financial Information About Foreign and Domestic Operations and Export
     Sales.
     ----------------------------------------------------------------------

     The Partnership does not expect to engage in any operations in foreign countries nor does it expect to earn any portion of the Partnership's revenue from customers in foreign countries.

(k)  The Year 2000 Problem
     ---------------------

     Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Partnership, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000.

     The General Partner administers the business of the Partnership through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are proceeding according to plan and are expected to be completed by June 1999. The expenses incurred to date by the General Partner in preparing for Year 2000 compliance have not had a material adverse impact on the General Partner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to be material.
     The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

     In addition to the General Partner, the Partnership is dependent on the capability of the Advisors, the various commodity exchanges, the brokers, and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The Advisors have taken action to identify any of their computer systems that are Year 2000 vulnerable and have not reported any problems to the General Partner. Advisors are expected to notify the General Partner in a timely manner if they discover a Year 2000 vulnerable system and are unable to correct it by January 1, 2000. Certain exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities. The brokers are addressing their Year 2000 issues and have participated in Year 2000 testing with various exchanges. The brokers will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner is monitoring the progress of the brokers and the exchanges in addressing their Year 2000 issues.

     The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of third parties, including the Advisors, the brokers, the exchanges and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Partnership, in which case sales could be suspended and/or redemption payments delayed until the Partnership's assets could be valued and/or funds could be transferred. If the General Partner believes, prior to December 31, 1999, that any of the Advisors, the brokers or the exchanges have failed to resolve a Year 2000 issue likely to have a material adverse impact on the Partnership, the General Partner could direct the Advisors to attempt to close any Partnership positions and to remain out of the market until such issue is resolved.

Item 2.  Properties.

     The Partnership does not own and does not expect to own any physical properties.

Item 3.  Legal Proceedings.

     The Partnership is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Units of Limited Partnership Interest ("Units") during the fiscal year ended December 31, 1998.



                                   PART II


Item 5.  Market for Partnership's Securities and Related Security Holder
         Matters

(a)  Market Information
     ------------------

     There is no market for the Partnership's Units of Limited Partnership Interest.

     A Limited Partner (or any assignee of units) may withdraw some or all of his capital contribution and undistributed profits, if any, by requiring the Partnership to redeem any or all of his Units at Net Asset Value per Unit. Redemptions shall be effective as of the end of any month after 10 days written notice to the General Partner. Redemptions shall be paid within 15 business days after the month end, provided that all liabilities, contingent or otherwise, of the Partnership, except any liability to partners on account of their capital contributions, have been paid and there remains property of the Partnership sufficient to pay them.

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 1998 was:

                 General Partner's Capital           2
                 Limited Partners' Capital         872

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4,338.536 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 1998 there were 872 Limited Partners holding 10,601.565 Units, and 323.451 General Partner Units held by the General Partner and its principals.

(c)  Dividends
     ---------

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 1998, 1997, 1996, 1995 and 1994.

                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  4,228,116
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (559,093)
     Interest Income                                             810,610
     Management Fees                                             986,596
     Incentive Fees                                              979,982
     Net Income (Loss)                                         1,756,068
     General Partner Capital                                     495,271
     Limited Partner Capital                                  16,233,207
     Partnership Capital                                      16,728,478
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      150.78
     Net Asset Value Per Unit At
       End of Year                                              1,531.21


                                                                1997
                                                                ----

     Realized Gains (Losses)                                $  2,996,442
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         515,373
     Interest Income                                             984,111
     Management Fees                                           1,135,594
     Incentive Fees                                              768,675
     Net Income (Loss)                                         1,716,744
     General Partner Capital                                     442,903
     Limited Partner Capital                                  16,850,663
     Partnership Capital                                      17,293,566
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      121.38
     Net Asset Value Per Unit At
       End of Year                                              1,369.31


                                                                1996
                                                                ----

     Realized Gains (Losses)                                $  3,478,456
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (1,019,712)
     Interest Income                                           1,020,487
     Management Fees                                           1,257,031
     Incentive Fees                                              542,057
     Net Income (Loss)                                           833,088
     General Partner Capital                                     404,722
     Limited Partner Capital                                  18,465,411
     Partnership Capital                                      18,870,133
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       49.25
     Net Asset Value Per Unit At
       End of Year                                              1,251.26


                                                                1995
                                                                ----

     Realized Gains (Losses)                                $  1,431,928
     Change in Unrealized Gains (Losses)
         on Open Contracts                                       120,604
     Interest Income                                           1,292,216
     Management Fees                                           1,475,692
     Incentive Fees                                              720,621
     Net Income (Loss)                                          (985,673)
     General Partner Capital                                     386,084
     Limited Partner Capital                                  21,640,976
     Partnership Capital                                      22,027,060
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (49.66)
     Net Asset Value Per Unit At
       End of Year                                              1,193.64


                                                                1994
                                                                ----

     Realized Gains (Losses)                                $  4,055,418
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (552,120)
     Interest Income                                           1,125,990
     Management Fees                                           1,777,968
     Incentive Fees                                            1,303,019
     Net Income (Loss)                                            98,340
     General Partner Capital                                     400,028
     Limited Partner Capital                                  25,844,617
     Partnership Capital                                      26,244,645
     Net Income (Loss) Per Limited and
       General Partner Unit*                                        4.31
     Net Asset Value Per Unit At
       End of Year                                              1,236.75


     ----------------
     * Based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity
     ---------

     Substantially all of the Partnership's assets at December 31, 1998 were in cash or cash equivalents. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

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

(b)  Capital Resources
     -----------------

     The Partnership is currently not offering its Units for sale (See Item 1 above.) Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures. Except as it impacts the commodity markets, inflation is not a significant factor in the Partnership's profitability.

(c)  Results of Operations
     ---------------------

     The General Partner, directly and/or indirectly through the Trading Manager, has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

     Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline. Inflation is not a significant factor in the Partnership's operations, except to the extent that inflation may affect future prices.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 1998
     ----------------------------

     Net income for 1998 amounted to $1,756,068 or $161.90 per Unit. At December 31, 1998, partners' capital totaled $16,728,478, a net decrease of $565,088 from December 31, 1997. Net Asset Value per Unit at December 31, 1998 amounted to $1,531.21, as compared to $1,369.31 at December 31, 1997, an increase of 11.82%.

     Net income for 1998 resulted primarily from gains in the interest rate and equity markets, partially offset by losses in agricultural commodities and metals markets. Net income was offset by redemptions of Units, resulting in a net decrease in partners' capital.

     Year Ended December 31, 1997
     ----------------------------

     Net income for the year was $1,716,744, or $121.38 per Unit. At December 31, 1997, partners' capital totaled $17,293,566, a decrease of $1,576,567 from December 31, 1996. The Net Asset Value per Unit at December 31, 1997 amounted to $1,369.31 as compared to $1,251.26 at December 31, 1996, an increase of 9.4%.

     The Partnership's gains came mostly in the financials, including currencies, stocks, and debt instruments. Strong gains were also achieved in the agricultural commodities, including the food and fiber sector and the grains.

     Year Ended December 31, 1996
     ----------------------------

     1996 was the seventh year of the Partnership's operation. Net income for the year was $833,088 or $49.25 per Unit. At December 31, 1996, partners' capital totaled $18,870,133, a decrease of $3,156,927 from December 31, 1995. Net Asset Value per Unit at December 31, 1996 amounted to $1,251.26, as compared to $1,193.64 at December 31, 1995, an increase of 4.8%.

     The Partnership's income for 1996 resulted from substantial gains in the foreign interest rate markets for most of the year as well as gains in the energy and metals markets. These gains were slightly offset by early losses in the bond and interest rate markets.

 (d)  Possible Changes
     ----------------

     The General Partner reserves the right to terminate Commodity Trading Advisors (see Prospectus) and/or engage additional Commodity Trading Advisors in the future. Furthermore, the General Partner reserves the right to change any of the Partnership's clearing arrangements to accommodate any new Commodity Trading Advisors.

Item 8.  Financial Statements and Supplementary Data.

     Financial statements meeting the requirements of Regulation S-X are listed following this report. The Supplementary Financial Information specified by Item 302 of Regulation S-K is not applicable.

Item 9.  Disagreements on Accounting and Financial Disclosures.

     None.



                                     PART III


Item 10.  Directors and Executive Officers of the Partnership.

     The Partnership has no directors or executive officers. The General Partner of the Partnership is ProFutures, Inc., which administers and manages the Partnership's affairs.

     Gary D. Halbert, age 46, is the Chairman, President, Director and a principal shareholder of ProFutures, Inc. Debi Halbert, age 43, is the Chief Financial Officer, Director and a minority shareholder of ProFutures, Inc.

     There have been no administrative, civil or criminal proceedings against Gary D. Halbert, Debi Halbert or ProFutures, Inc. material to the Partnership.

Item 11.  Executive Compensation.

     The General Partner receives, as compensation for its services, monthly Administration Management Fees equal to 1/6 of 1% of month-end Net Asset Value (approximately 2% of the average month-end Net Assets per year), which aggregated $325,002 for 1998.

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Partnership's affairs. As of December 31, 1998 the General Partner and its principals owned 323.451 Units of General Partnership Interest.

(c)  Changes in Control
     ------------------

     None.

Item 13.  Certain Relationships and Related Transactions.

     See Prospectus dated August 31, 1990, pages 24-27, which is incorporated herein by reference, for information concerning relationships and transactions between the General Partner, the Trading Manager, the Commodity Broker and the Partnership.



                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.  Financial Statements

         See Index to Financial Statements on Page F-1.
         The Financial Statements begin on Page F-3.

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

         *10.1 Form of Escrow Agreement among the Registrant, the General Partner and First National Bank of Chicago, the Escrow Agent.

         *10.2(c) Form of Brokerage Agreement dated August 15, 1990 between the Registrant and Virginia Trading division of Quantum Financial Services, Inc.

         *10.4(a) Form of Trading Manager Agreement between the Registrant and ATA Research, Inc.

         *10.4(b) Form of Consulting Agreement between Registrant and Business Marketing Group, Inc.

          10.4(c) Form of Stock Subscription Agreement by and between ING (U.S.) Securities, Futures & Options Inc. and ProFutures, Inc.

         *24.1         Consent of Counsel

         *24.2         Consent of Certified Public Accountants

-----------------------
* Previously filed in the June 13, 1989 Registration Statement; the September 1, 1989 Pre-effective amendment No.1 thereto; the July 16, 1990 post-effective amendment thereto; and/or Form 10-Q for the quarter ended September 30, 1991; and/or Forms 10-Q for the quarters ended March 31, 1992 and September 30, 1992; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1993; and/or
     Form 10-K for the year 1994; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1994; and/or Form 10-Q for the quarter ended March 31, 1995.

(b)  Reports on Form 8-K
     -------------------

     None.

(c)  Exhibits
     --------

     Filed herein:

     Exhibit 10.4(c) Form of Stock Subscription Agreement by and between ING (U.S.) Securities, Futures & Options Inc. and ProFutures, Inc.

(d)  Financial Statement Schedules
     -----------------------------

     Not Applicable, not required, or information included in financial statements.


                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                                    (Partnership)



                                    By
----------------------------          ---------------------------------------
Date                                  Gary D. Halbert, President and Director
                                      ProFutures, Inc.
                                      General Partner



                                    By
----------------------------          ---------------------------------------
Date                                  Debi Halbert, Chief Financial Officer,
                                        Treasurer and Director
                                      ProFutures, Inc.
                                      General Partner



                       ALTERNATIVE ASSET GROWTH FUND, L.P.


                          Index to Financial Statements


Independent Auditor's Report for the years ended
  December 31, 1998, 1997 and 1996                                   F-2

Statements of Financial Condition
  December 31, 1998 and 1997                                         F-3

Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996                                   F-4

Statements of Changes in Partners' Capital
  (Net Asset Value) for the years ended
  December 31, 1998, 1997 and 1996                                   F-5

Notes to Financial Statements                                     F-6 - F-10



                            FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       ALTERNATIVE ASSET GROWTH FUND, L.P



                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Partners
Alternative Asset Growth Fund, L.P.


We have audited the accompanying statements of financial condition of Alternative Asset Growth Fund, L.P. as of December 31, 1998 and 1997, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Growth Fund, L.P. as of December 31, 1998 and 1997, and the results of its operations and the changes in its net asset values for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.





                                    Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
January 19, 1999



                     ALTERNATIVE ASSET GROWTH FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 1998 and 1997
                                ------------


                                                       1998          1997
                                                       ----          ----
ASSETS
  Cash and cash equivalents                        $12,158,374   $11,605,060
                                                   -----------   -----------

  Equity in broker trading accounts
    Cash                                             5,103,550     5,878,013
    Net option premiums (received)                    (205,586)      (88,935)
    Unrealized gain on open contracts                  199,860       758,953
                                                   -----------   -----------

      Deposits with brokers                          5,097,824     6,548,031
                                                   -----------   -----------

      Total assets                                 $17,256,198   $18,153,091
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $     6,060   $     5,301
  Advisor incentive fees payable                       354,357        98,172
  Advisor management fees payable                       46,295        47,263
  Consultant fee payable                                28,061        29,945
  General Partner fee payable                           28,061        29,945
  Trading Manager fee payable                           14,031        14,972
  Commissions and other trading fees
    on open contracts                                   13,059        35,382
  Redemptions payable                                   37,796       598,545
                                                   -----------   -----------

      Total liabilities                                527,720       859,525
                                                   -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units
    outstanding at December 31, 1998
    and 1997                                           495,271       442,903
  Limited Partners - 10,601.565 and
    12,305.985 units outstanding at
    December 31, 1998 and 1997                      16,233,207    16,850,663
                                                   -----------   -----------

      Total partners' capital
        (Net Asset Value)                           16,728,478    17,293,566
                                                   -----------   -----------

                                                   $17,256,198   $18,153,091
                                                   ===========   ===========



                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1998, 1997 and 1996
                                  ------------


                                         1998          1997          1996
                                         ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                         $ 4,228,116   $ 2,996,442   $ 3,478,456
    Change in unrealized                (559,093)      515,373    (1,019,712)
                                     -----------   -----------   -----------

      Gain from trading                3,669,023     3,511,815     2,458,744

  Interest income                        810,610       984,111     1,020,487
                                     -----------   -----------   -----------

      Total income                     4,479,633     4,495,926     3,479,231
                                     -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  584,566       695,621       639,973
  Advisor incentive fees                 979,982       768,675       542,057
  Advisor management fees                174,091       197,557       242,364
  Consultant fee                         325,002       375,215       405,867
  General Partner fee                    325,002       375,215       405,867
  Trading Manager fee                    162,501       187,607       202,933
  Operating expenses                     172,421       179,292       207,082
                                     -----------   -----------   -----------

      Total expenses                   2,723,565     2,779,182     2,646,143
                                     -----------   -----------   -----------

      NET INCOME                     $ 1,756,068   $ 1,716,744   $   833,088
                                     ===========   ===========   ===========

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average
     number of units outstanding
     during the year)                $    150.78   $    121.38   $     49.25
                                     ===========   ===========   ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                       $    161.90   $    118.05   $     57.62
                                     ===========   ===========   ===========



                            See accompanying notes.

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Years Ended December 31, 1998, 1997 and 1996
                                 ------------


                            Total              Partners' Capital
                          Number of    ------------------------------------
                            Units       General     Limited        Total
                          ---------    --------   -----------   -----------

Balances at
  December 31,
  1995                    18,453.723   $386,084   $21,640,976   $22,027,060

Net income for
  the year ended
  December 31,
  1996                                   18,638       814,450       833,088

Redemptions               (3,372.862)         0    (3,990,015)   (3,990,015)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1996                    15,080.861    404,722    18,465,411    18,870,133

Net income for
  the year ended
  December 31,
  1997                                   38,181     1,678,563     1,716,744

Redemptions               (2,451.425)         0    (3,293,311)   (3,293,311)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1997                    12,629.436    442,903    16,850,663    17,293,566

Net income for
  the year ended
  December 31,
  1998                                   52,368     1,703,700     1,756,068

Redemptions               (1,704.420)         0    (2,321,156)   (2,321,156)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1998                    10,925.016   $495,271   $16,233,207   $16,728,478
                          ==========   ========   ===========   ===========


                                   Net Asset Value Per Unit
                            -------------------------------------

                                         December 31,
                               1998          1997          1996
                               ----          ----          ----

                            $1,531.21     $1,369.31     $1,251.26
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

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                ------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

             Alternative Asset Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership's objective is to achieve appreciation of its assets through the trading of futures contracts and other financial instruments.

         B.  Regulation

             As a Partnership with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

             For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding Units.

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

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to contribute to the Partnership an amount equal to at least the greater of (i) 3% of aggregate capital contributions of all partners or $100,000, whichever is less, or (ii) the lesser of 1% of the aggregate capital contributions of all partners or $500,000. As of December 31, 1998, $365,900 has been contributed to the Partnership by the General Partner and its principals.

         The Agreement of Limited Partnership also requires that the General Partner maintain a net worth at least equal to the sum of (i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which it acts as general partner and which are capitalized at less than $2,500,000; and (ii) 10% of the aggregate capital contributions of any limited partnerships for which it acts as general partner and which are capitalized at greater than $2,500,000.

         ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Securities, Futures & Options, Inc.
         (ING), the Partnership's primary broker, whereby ING has subscribed to purchase (up to $14,000,017) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.



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

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from .2% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts).
         In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined).

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during 1998, 1997 and 1996 was approximately $380,000, $690,000 and $610,000, respectively, and the related fair values as of December 31, 1998 and 1997 are approximately $(6,000) and $670,000, respectively.



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Net trading results from derivatives for the years ended
         December 31, 1998, 1997 and 1996 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of derivatives.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1998 and 1997, the notional amount of open contracts is as follows:

                               1998                        1997
                               ----                        ----
                    Contracts to  Contracts to  Contracts to  Contracts to
                      Purchase        Sell        Purchase        Sell
                    ------------  ------------  ------------  ------------

  Futures
  contracts and
  written options
  thereon:
  -  Agriculture    $  4,000,000  $  5,300,000  $  5,300,000  $  5,400,000
  -  Currency and
      currency
      indices          6,100,000    13,300,000     1,900,000    13,300,000
  -  Energy              200,000       400,000       200,000     2,200,000
  -  Equity indices   15,900,000    19,300,000    13,900,000    11,000,000
  -  Interest rates   50,400,000    22,200,000   128,000,000    55,800,000
  -  Metals              700,000     2,200,000    13,800,000    16,500,000
  -  Other                     0             0       100,000             0

 Purchased
 options on
  futures contracts:
  -  Agriculture         600,000             0             0             0
  -  Currency and
     currency
     indices                   0             0             0     2,000,000
  -  Energy              100,000             0             0             0
  -  Interest rates            0             0     6,400,000             0
  -  Metals                    0             0       900,000             0
                    ------------  ------------  ------------  ------------

                    $ 78,000,000  $ 62,700,000  $170,500,000  $106,200,000
                    ============  ============  ============  ============


         The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

         The General Partner has established procedures to actively monitor and minimize market and credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.



                                  Exhibit 10.4(c)



                           STOCK SUBSCRIPTION AGREEMENT
                                   BY AND BETWEEN

                    ING (U.S.) SECURITIES, FUTURES & OPTIONS INC.
                                         AND
                                   PROFUTURES, INC.
                       Re:  Alternative Asset Growth Fund, L.P.



THIS STOCK SUBSCRIPTION AGREEMENT (as it may be amended from time to time, the "Agreement"), by and between ING Securities, Futures & Options Inc. ("ING") and ProFutures, Inc. (the "General Partner"), is made as of this 1st day of August, 1998.

WHEREAS, the General Partner entered into Stock Subscription Agreements, dated August 15, 1990, August 15, 1991, and September 1, 1991, respectively, each substantially in the form hereof, with Virginia Trading Corporation ("VTC"), and the Virginia Trading division of Quantum Financial Services, Inc. ("Quantum"), respectively;

WHEREAS, the issued and outstanding capital stock of VTC was acquired by Quantum which operated VTC's business as the Virginia Trading division of Quantum;

WHEREAS, the issued and outstanding capital stock of Quantum was acquired by the ING Group on January 7, 1994 and the name of Quantum was ultimately changed to ING Securities, Futures & Options Inc.;

WHEREAS, the parties desire to enter into this Agreement to reflect (a) that the respective rights and duties hereunder shall belong to ING, and (b) the current terms of the stock subscription obligation of ING;

WHEREAS, pursuant to a separate Brokerage Agreement, ING is the futures commission merchant for the Alternative Asset Growth Fund, L.P., a Delaware limited partnership (the "Fund");

WHEREAS, the General Partner is obligated by the Fund's Agreement of Limited Partnership, as amended and restated on September 1, 1991 (the "Agreement of Limited Partnership'), to maintain a minimum net worth equal to: (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner capitalized at $2,500,000 or less; or (ii) 10% of the aggregate capital contributions of the limited partners of any limited partnerships for which it acts as general partner capitalized at greater than $2,500,000 (the "Net Worth Requirement");

WHEREAS, the General Partner has the responsibility for determining the adequacy of its net worth and the application of this Agreement towards the Net Worth Requirement; and

WHEREAS, ING has agreed to subscribe for stock of the General Partner to enable the General Partner to continue to meet the Net Worth Requirement.

NOW, THEREFORE, in consideration of the mutual promises made herein and other good and valuable consideration, the parties hereto agree as follows:

1. Purchase of Shares. On the date hereof and continuing on a regular basis as agreed upon by the parties, ING and the General Partner shall determine the aggregate amount of the subscription for shares of the General
    Partner's common stock required to enable the General Partner to continue to meet the Net Worth Requirement. Based upon such determination (as confirmed in writing in the form attached as Exhibit A, each executed original of which is incorporated herein by reference), ING will subscribe for the total subscription required for the General Partner to meet the Net Worth Requirement; provided, that in no event shall the total subscription, in addition to the total subscription obligation for ATA Research/ProFutures Diversified Fund, L.P., a Delaware limited partnership, exceed $7 million. The purchase price for the shares of common stock subscribed for by ING thereupon shall be equal to book value per share as determined by an independent certified public accountant selected and paid by the General Partner on the date(s) this obligation is met, but in no event less than $.01 per share. In the event the Fund both exceeds its Trading Suspension Level and, in fact, exhausts all its assets to satisfy Fund obligations, the subscription required for the General Partner to satisfy the Net Worth Requirement shall be callable by the General Partner on demand; provided, however, that: (a) the General Partner shall use its own capital first to meet the Net Worth Requirement; and (b) any such demand shall relate only to capital deficiencies resulting solely from the ordinary, lawful and necessary operations and activities of the Fund which cause the General Partner's net worth to fall below the Net Worth Requirement. The parties expressly acknowledge that, unless otherwise agreed in writing by both parties in their sole and absolute discretion as to other specific projects or activities, ING shall not have to subscribe to satisfy capital deficiencies resulting from activities and operations of the General Partner other than those associated with the Fund. Payment for the subscription called shall be made by wire transfer within thirty (30) days after the date of call. Upon payment, the General Partner shall issue to ING that number of shares for which full consideration has been paid.

2. Share Rights. Upon issuance, all shares of the General Partner's common stock shall be fully paid and non-assessable and shall entitle the holder to all rights applicable to such shares.

3. Computations. For purposes of meeting the Net Worth Requirement, all subscriptions for common stock shall be carried at face amount without deduction or discount. Any interests in the Fund owned by the General Partner or any of the General Partner's interests in other limited partnerships of which the General Partner is the general partner shall not be included in the computation of its net worth for compliance with the Net Worth Requirements.

4. Lower Net Worth. In the event that, at any time, the Net Worth Requirement set forth in the Fund's Agreement of Limited Partnership is amended pursuant thereto so that the Net Worth Requirement for the General Partner is lowered, the General Partner shall promptly notify ING and upon demand byING effect a reduction in its net worth (but not below that required by the Agreement of Limited Partnership) by cancellation of such excess subscription amount in appropriate fashion.

5. General Partner Activities. The General Partner agrees, for so long as this Agreement is in effect, not to engage in any activities unrelated to its current activities of being: (a) a commodity trading advisor;
    (b) co-General Partner of ATA Research/ProFutures Diversified Fund, L.P.:
    (c) General Partner of the Fund; (d) General Partner of ProFutures Bull & Bear Fund, L.P.; and (e) engaged in a similar activity involving ING or an associated company thereof; and (f) an introducing broker, without the consent of ING. Such undertaking shall include the General Partner's best efforts to conserve capital and avoid expenses to the extent feasible to minimize the need of the General Partner to call the subscription, especially as it relates to the Net Worth Requirement attributable to the Fund. The General Partner also agrees to cooperate in good faith as to ING in the conduct of its affairs including, without limitation, its full cooperation in responding to any reasonable request for information by ING.

6. ING's Activities. ING hereby agrees that it shall: (a) not purchase or otherwise acquire any Units of Limited Partnership Interest of the Fund;
    (b) provide all information which in the opinion of counsel for the General Partner is required for the General Partner to comply with federal and state securities and tax laws; and (c) cooperate in good faith with the General Partner in the conduct of its affairs.

7. Amendments; Assignments. No change or modification to this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto. However, this Agreement may not be assigned by either party without the prior written consent of the other, and any attempted assignment without such consent shall be void. No change in ownership of either party shall in any way affect its obligation hereunder or in any related agreements.

8. Third Party Beneficiaries. Third party beneficiary rights, if any, under this Agreement are expressly limited to the limited partners of the Fund, to the Net Worth Requirement attributable to the Fund and, for the period commencing on the date of this Agreement, is accepted until the termination of this Agreement under any circumstance described in Paragraph 11 below.

9. Term. This Agreement shall continue in effect for a period of one (1) year from the date of this Agreement and shall be automatically renewed for additional one (1) year terms. Notwithstanding the foregoing, either party may terminate this Agreement at anytime after having given the other party at least sixty (60) days prior written notice of its intent to terminate. In the event the Fund terminates ING as its Clearing Broker, this Agreement will terminate on the same date as the Brokerage Agreement terminates. In the event that ING terminates its Brokerage Agreement and ceases to serve as the Fund's Clearing Broker, or the Brokerage Agreement expires, this Agreement will continue for up to 60 days after the date such Brokerage Agreement terminates or expires.

10. Information Requirements of the General Partner. During the term of this Agreement, the General Partner shall promptly furnish to ING the following:

    (a) copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving, relating to or against the General Partner or against the Fund including, without limitation, claims by any limited partner of the Fund.

    (b) copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving, relating to or against the General Partner or against the Fund including, without limitation, claims by any limited partner of the fund.

    (c) copies of the following financial statements for the Fund: (i) monthly unaudited balance sheets and income statements; (ii) monthly asset reports for all assets regardless of where located; (iii) annual audited financial statements and any other interim audits available; and (iv) copies of statements from the other holders of Fund assets when they are received.

    (d)  copies of the following financial statements for the General Partner:
         (i) quarterly and annual unaudited balance sheets and income statements; and (ii) any audited statements available.

    (e) copies of marketing materials used in connection with the Fund concurrent with their use.

    The Clearing Broker shall have the right to review the books and records of the General Partner (excluding any information on its trading systems), at its office on reasonable notice during normal business hours, and subject to ING's maintaining strict confidentiality as to the information so reviewed.

11. Other Conditions. In the event the General Partner shall voluntarily file (or have involuntarily filed against it) a petition seeking protection from creditors pursuant to the United States Bankruptcy Code, as amended (the "Code"), or be subjected to the supervision of a receiver appointed by a state or federal court of competent jurisdiction, and any debtor in possession, trustee or receiver shall subsequently make a call upon ING for any cash contributions under this Agreement, the parties hereto specifically agree that ING shall be required to contribute such cash to the General Partner as is required to satisfy the Net Worth Requirement only upon the General Partner's transfer (free and clear of all liens and encumbrances) of such assets as are held in the name of the General Partner having a fair market value equal to, or greater than, the value of the purchase price required of ING by such debtor in possession, trustee or receiver. Such transfer of assets shall be in lieu of the General Partner's issuance of shares in exchange for cash; and further provided, that the transfer of such assets to ING shall be first approved by a United States Bankruptcy Court Judge, or the court officer having jurisdiction over any appointed receiver, and ING shall be awarded fee simple ownership and possession of such assets pursuant to 363 of the Code. In the circumstances of this paragraph, only of the required assets defined above by the General Partner to ING, shall ING be required to make the payment for any subscription called under this Agreement or shall the General Partner be required to issue any shares of its stock to ING.

12. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to contracts made in that state without reference to its conflict of laws provisions.

13. Notices. Any notices required or desired to be given under this Agreement shall be given in writing and shall be effective when given personally on the date delivered or, when given by mail, overnight courier or telefacsimile (provided receipt of the latter is orally confirmed), upon the date of receipt, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

        If to the General Partner:

        ProFutures, Inc.
        1310 Highway 620 South, Suite 200
        Austin, Texas 78734
        Attn:  Gary D. Halbert, President

        If to ING:

        ING (U.S.) Securities, Futures & Options, Inc.
        Sears Tower
        233 South Wacker Street
        Chicago, Illinois  60606
        Attn:  Brac Carr, Vice President

14. Entire Agreement. This Agreement contains the entire understanding of the parties with respect to the matters covered hereby. All prior subscription agreements and concomitant obligations of the parties are superceded by this Agreement.

IN WITNESS WHEREOF, the parties have duly executed this Agreement under seal as of the date first above written.


                             ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.


                             By:
                                -------------------------------------------

                             Name:
                                  -----------------------------------------

                             Title:
                                   ----------------------------------------


                             PROFUTURES, INC.

                             By:
                                -------------------------------------------
                                Gary D. Halbert, President



                                     EXHIBIT A



                   ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.
                                    Sears Tower
                              233 South Wacker Street
                             Chicago, Illinois  60606
                                  (312) 496-7000



August 1, 1998


Gary Halbert, President
ProFutures, Inc.
1310 Highway 620 South, Suite 200
Austin Texas   78734

Dear Mr. Halbert:

This is to confirm to ProFutures, Inc. the obligation of the undersigned
ING (U.S.) Securities, Futures & Options, Inc. ("ING") pursuant to the
August 1, 1998 Stock Subscription Agreement (as amended from time to time, the "Agreement") between ProFutures, Inc. ("ProFutures") and ING, as outlined below. As of July 31, 1998, the aggregate relevant capital contributions by the limited partners of Alternative Asset Growth Fund, L.P. (the "Fund") for Units still outstanding was $12,302,596. Pursuant to the Agreement, accordingly, ING hereby subscribes to purchase 6,519 shares of ProFutures (at $188.71 per share), being that number of shares which will enable ProFutures to maintain its Net Worth Requirement as defined in the Agreement. It is our understanding under the Agreement that such subscription will be called only if and subject to the conditions as set forth in the Agreement occur. This subscription commitment supersedes all prior subscription commitments pursuant to the Agreement.

                                ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.


                                By:
                                   -------------------------------------------

                                Name:
                                     -----------------------------------------

                                Title:
                                      ----------------------------------------



ACKNOWLEDGED:


PROFUTURES, INC.


By:
   -------------------------------------------
   Gary D. Halbert, President