Form 10-Q
period 1999-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 1999-05-13
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q

                  X  Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                        For the Quarter Ended March 31, 1999
                                    ------------

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


                                      Yes  X
                                      No


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         March 31, 1999 (Unaudited) and December 31, 1998 (Audited)
                                 -----------

                                                   March 31,    December 31,
                                                     1999           1998
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $16,528,763   $ 5,103,550
    Net option premiums (received)                   (114,470)     (205,586)
    Unrealized gain on open contracts                 282,357       199,860
                                                  -----------   -----------

      Deposits with brokers                        16,696,650     5,097,824

  Cash and cash equivalents                               121    12,158,374
                                                  -----------   -----------

      Total assets                                $16,696,771   $17,256,198
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     7,091   $     6,060
  Advisor incentive fees payable                       79,622       354,357
  Advisor management fees payable                      46,544        46,295
  Consultant fee payable                               27,580        28,061
  General Partner fee payable                          27,580        28,061
  Trading Manager fee payable                          13,790        14,031
  Commissions and other trading fees
    on open contracts                                  15,444        13,059
  Redemptions payable                                 706,308        37,796
                                                  -----------   -----------

      Total liabilities                               923,959       527,720
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    March 31, 1999 and December 31, 1998              498,399       495,271
  Limited Partners - 9,912.787 and 10,601.565
    units outstanding at March 31, 1999 and
    December 31, 1998                              15,274,413    16,233,207
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          15,772,812    16,728,478
                                                  -----------   -----------

                                                  $16,696,771   $17,256,198
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 1999 and 1998
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                           March 31,
                                                      1999          1998
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   333,512   $   933,603
    Change in unrealized                               82,497      (643,192)
                                                  -----------   -----------

      Gain from trading                               416,009       290,411

  Interest income                                     175,605       221,331
                                                  -----------   -----------

      Total income                                    591,614       511,742
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               114,046       165,618
  Advisor incentive fees                               79,622        73,231
  Advisor management fees                              46,544        45,141
  Consultant fee                                       82,984        86,958
  General Partner fee                                  82,984        86,958
  Trading Manager fee                                  41,492        43,479
  Operating expenses                                   40,446        49,782
                                                  -----------   -----------

      Total expenses                                  488,118       551,167
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   103,496   $   (39,425)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 10,817 and
  12,367, respectively)                           $      9.57   $     (3.19)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $      9.67   $     (5.35)
                                                  ===========   ===========


                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 1999 and 1998
                               (Unaudited)
                               -----------
               General            Limited
               Partner            Partners                 Total
          ----------------   ------------------       ------------------
          Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1998     323.451  $495,271  10,601.565  $16,233,207  10,925.016  $16,728,478
Net income
 for the
 three months
 ended
 March 31,
 1999                 3,128                  100,368                  103,496
Redemptions     0         0    (688.778)  (1,059,162)   (688.778)  (1,059,162)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 March 31,
 1999     323.451  $498,399   9,912.787  $15,274,413  10,236.238  $15,772,812
          =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1997     323.451  $442,903  12,305.985  $16,850,663  12,629.436  $17,293,566
Net (loss)
 for the
 three months
 ended
 March 31,
 1998                (1,729)                 (37,696)                 (39,425)
Redemptions     0         0    (574.117)    (811,192)   (574.117)    (811,192)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 March 31,
 1998     323.451  $441,174  11,731.868  $16,001,775  12,055.319  $16,442,949
          =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1997                      $  1,369.31
                                         ===========
  March 31, 1998                         $  1,363.96
                                         ===========
  December 31, 1998                      $  1,531.21
                                         ===========
  March 31, 1999                         $  1,540.88
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

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to contribute to the Partnership an amount equal to at least the greater of (i) 3% of aggregate capital contributions of all partners or $100,000, whichever is less, or (ii) the lesser of 1% of the aggregate capital contributions of all partners or $500,000. As of March 31, 1999, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

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

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined).

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair values of derivatives for the three months ended March 31, 1999 and 1998 are approximately $436,000 and $363,000, respectively, and the related fair values as of March 31, 1999 and December 31, 1998 are approximately $168,000 and $(6,000), respectively.

         Net trading results from derivatives for the months ended March 31, 1999 and 1998 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of derivatives.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                                 March 31,                 December 31,
                                   1998                        1997
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
    thereon:
    - Agriculture       $  2,400,000  $  3,400,000  $  4,000,000  $  5,300,000
    - Currency and
        currency
        indices           10,100,000    23,000,000     6,100,000    13,300,000
    - Energy               1,400,000       400,000       200,000       400,000
    - Equity indices       9,400,000    23,600,000    15,900,000    19,300,000
    - Interest rates      46,900,000    19,400,000    50,400,000    22,200,000
    - Metals               2,700,000     4,400,000       700,000     2,200,000

Purchased options on:
  Futures contracts:
    - Agriculture            300,000             0       600,000             0
    - Energy                 100,000             0       100,000             0
                        ------------  ------------  ------------  ------------

                        $ 73,300,000  $ 74,200,000  $ 78,000,000  $ 62,700,000
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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash or cash equivalents, open futures and option contracts and other financial instruments. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures and option contracts.

         B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

             As of March 31, 1999, 10,236,238 Units are outstanding, including 323,451 General Partner Units, with an aggregate Net Asset Value of $15,772,812 ($1,540.88 per Unit). This represents a decrease in Net Asset Value of $955,666 compared with December 31, 1998. The decrease primarily relates to redemptions of limited partner Units.

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: For the quarter ended March 31, 1999 the Partnership had net income of $103,496 as compared to a net loss of $39,425 for the quarter ended March 31, 1998.

             The Partnership's net trading gains for the quarter ended
             March 31, 1999 resulted primarily from net trading gains in the interest rate and energy markets, offset by losses in the foreign currency and metals markets.

             The Partnership's losses for the quarter ended March 31, 1998 resulted from February losses in the currencies and U.S. interest rate markets, March losses in the non-U.S. interest rate and non-U.S. equity indices as well as the base metals markets. These losses were largely offset by January gains in the U.S. and non-U.S. interest rate markets.

             The General Partner, directly and/or indirectly through the Trading Manger, has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

             PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

         D. POSSIBLE CHANGES: The General Partner reserves the right to terminate certain and/or engage additional commodity trading advisors in the future and reserves the right to change any of the Registrant's clearing arrangements to accommodate any new commodity trading advisors.

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

                                    Alternative Asset Growth Fund, L.P.
                                    (Registrant)



                                    /s/ Gary D. Halbert
                                    Gary D. Halbert, President
                                    ProFutures, Inc., General Partner
                                    Alternative Asset Growth Fund, L.P.