Form 10-Q
period 1999-06-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 1999-08-12
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

             X  Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                    For the Quarter Ended June 30, 1999
                                ------------

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


                                      Yes  X
                                      No


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
            June 30, 1999 (Unaudited) and December 31, 1998 (Audited)
                                   -----------

                                                    June 30,    December 31,
                                                      1999          1998
                                                      ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $15,225,045   $ 5,103,550
    Net option premiums paid (received)                40,966      (205,586)
    Unrealized gain on open contracts                 539,573       199,860
                                                  -----------   -----------

      Deposits with brokers                        15,805,584     5,097,824

  Cash and cash equivalents                               340    12,158,374
                                                  -----------   -----------

      Total assets                                $15,805,924   $17,256,198
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     5,910   $     6,060
  Advisor incentive fees payable                      102,045       354,357
  Advisor management fees payable                      44,227        46,295
  Consultant fee payable                               26,058        28,061
  General Partner fee payable                          26,058        28,061
  Trading Manager fee payable                          13,029        14,031
  Commissions and other trading fees
    on open contracts                                  19,209        13,059
  Redemptions payable                                 287,989        37,796
                                                  -----------   -----------

      Total liabilities                               524,525       527,720
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    June 30, 1999 and December 31, 1998               506,243       495,271
  Limited Partners - 9,440.236 and 10,601.565
    units outstanding at June 30, 1999 and
    December 31, 1998                              14,775,156    16,233,207
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          15,281,399    16,728,478
                                                  -----------   -----------

                                                  $15,805,924   $17,256,198
                                                  ===========   ===========


                          See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 1999 and 1998
                                (Unaudited)
                                -----------

                                                       Six Months Ended
                                                           June 30,
                                                      1999          1998
                                                      ----          ----
INCOME
  Trading gains (losses)
    Realized                                      $   667,339   $   262,517
    Change in unrealized                              339,712      (483,048)
                                                  -----------   -----------

      Gain (loss) from trading                      1,007,051      (220,531)

  Interest income                                     338,496       415,186
                                                  -----------   -----------

      Total income                                  1,345,547       194,655
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               254,922       360,154
  Advisor incentive fees                              181,667       275,553
  Advisor management fees                              90,771        85,349
  Consultant fee                                      160,406       162,890
  General Partner fee                                 160,406       162,890
  Trading Manager fee                                  80,203        81,445
  Operating expenses                                   77,385        88,766
                                                  -----------   -----------

      Total expenses                                1,005,760     1,217,047
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   339,787   $(1,022,392)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 10,442 and
  12,126, respectively)                           $     32.54   $    (84.31)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $     33.92   $    (86.56)
                                                  ===========   ===========


                          See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 1999 and 1998
                                (Unaudited)
                                -----------

                                                      Three Months Ended
                                                           June 30,
                                                      1999          1998
                                                      ----          ----
INCOME
  Trading gains (losses)
    Realized                                      $   333,827   $  (671,087)
    Change in unrealized                              257,215       160,145
                                                  -----------   -----------

      Gain (loss) from trading                        591,042      (510,942)

  Interest income                                     162,891       193,855
                                                  -----------   -----------

      Total income (loss)                             753,933      (317,087)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               140,876       194,536
  Advisor incentive fees                              102,045       202,322
  Advisor management fees                              44,227        40,208
  Consultant fee                                       77,422        75,932
  General Partner fee                                  77,422        75,932
  Trading Manager fee                                  38,711        37,955
  Operating expenses                                   36,939        38,984
                                                  -----------   -----------

      Total expenses                                  517,642       665,880
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   236,291   $  (982,967)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 10,066 and
  11,886, respectively)                           $     23.47   $    (82.70)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $     24.25   $    (81.21)
                                                  ===========   ===========


                          See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Six Months Ended June 30, 1999 and 1998
                                (Unaudited)
                                -----------
               General            Limited
               Partner            Partners                 Total
          ----------------   ------------------       ------------------
          Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1998     323.451  $495,271  10,601.565  $16,233,207  10,925.016  $16,728,478
Net income
 for the
 six months
 ended
 June 30,
 1999                10,972                  328,815                  339,787
Redemptions     0         0  (1,161.329)  (1,786,866) (1,161.329)  (1,786,866)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 June 30,
 1999     323.451  $506,243   9,440.236  $14,775,156   9,763.687  $15,281,399
          =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1997     323.451  $442,903  12,305.985  $16,850,663  12,629.436  $17,293,566
Net (loss)
 for the
 six months
 ended
 June 30,
 1998               (27,996)                (994,396)              (1,022,392)
Redemptions     0         0  (1,211.069)  (1,624,308) (1,211.069)  (1,624,308)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 June 30,
 1998     323.451  $414,907  11,094.916  $14,231,959  11,418.367  $14,646,866
          =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1997                      $  1,369.31
                                         ===========
  June 30, 1998                          $  1,282.75
                                         ===========
  December 31, 1998                      $  1,531.21
                                         ===========
  June 30, 1999                          $  1,565.13
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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1999, and the results of operations for the six and three months ended June 30, 1999 and 1998.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to contribute to the Partnership an amount equal to at least the greater of (i) 3% of aggregate capital contributions of all partners or $100,000, whichever is less, or (ii) the lesser of 1% of the aggregate capital contributions of all partners or $500,000. As of June 30, 1999, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair values of derivatives for the six months ended
         June 30, 1999 and 1998 are approximately $490,000 and $220,000, respectively, and the related fair values as of June 30, 1999 and December 31, 1998 are approximately $581,000 and $(6,000), respectively.

         Net trading results from derivatives for the six and three months ended June 30, 1999 and 1998 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of derivatives.



                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                                 June 30,                  December 31,
                                   1999                        1998
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
    thereon:
    - Agriculture       $  5,100,000  $  1,700,000  $  4,000,000  $  5,300,000
    - Currency and
        currency
        indices           12,400,000    36,300,000     6,100,000    13,300,000
    - Energy               3,000,000             0       200,000       400,000
    - Equity indices      20,000,000     3,800,000    15,900,000    19,300,000
    - Interest rates      17,900,000    35,800,000    50,400,000    22,200,000
    - Metals               5,400,000     3,000,000       700,000     2,200,000

Purchased options on
  futures contracts:
    - Agriculture          2,000,000             0       600,000             0
    - Energy                       0             0       100,000             0
    - Equity indices         700,000     4,300,000             0             0
    - Interest rates       4,100,000             0             0             0
                        ------------  ------------  ------------  ------------

                        $ 70,600,000  $ 84,900,000  $ 78,000,000  $ 62,700,000
                        ============  ============  ============  ============


         The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.



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

             As of June 30, 1999, 9,763.687 Units are outstanding, including
             323.451 General Partner Units, with an aggregate Net Asset Value of $15,281,399 ($1,565.13 per Unit). This represents a decrease in Net Asset Value of $1,447,079 compared with December 31, 1998. The decrease primarily relates to redemptions of limited partner Units.

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: For the three months ended June 30, 1999 the Partnership had net income of $236,291 as compared to a net loss of $982,967 for the three months ended June 30, 1998. The Partnership's net trading gains for the three months ended
             June 30, 1999 resulted primarily from gains in the interest rate and equity indices markets offset by losses in the agricultural markets.

             For the six months ended June 30, 1999, the Partnership had net income of $339,787 compared to a net loss of $1,022,392 for the six months ended June 30, 1998. The net trading gains for the six months ended June 30, 1999 resulted primarily from gains in the interest rate, equity indices and energy markets offset by losses in the agricultural and foreign currency markets.

             The Partnership's trading losses for the six and three months ended June 30, 1998 resulted primarily from large losses in foreign currencies and were only slightly reduced by gains in the interest rate and equity indices markets.

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

The General Partner administers the business of the Partnership through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are proceeding according to plan and were substantially completed by June 1999. The expenses incurred to date by the General Partner in preparing for Year 2000 compliance have not had a material adverse impact on the General Partner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to be material.
The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the General Partner, the Partnership is dependent on the capability of the Advisors, the various commodity exchanges, the brokers, and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The Advisors have taken action to identify any of their computer systems that are Year 2000 vulnerable and have not reported any problems to the General Partner. Advisors are expected to notify the General Partner in a timely manner if they discover a Year 2000 vulnerable system and are unable to correct it by January 1, 2000. Certain exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and also participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities.
The brokers are addressing their Year 2000 issues and have participated in Year 2000 testing with various exchanges. The brokers participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner is monitoring the progress of the brokers and the exchanges in addressing their Year 2000 issues.

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

         Exhibits filed herewith:

         None.



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