Form 10-Q
period 1999-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 1999-11-09
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

             X  Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the Quarter Ended September 30, 1999
                                ------------

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


                                      Yes  X
                                      No


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         September 30, 1999 (Unaudited) and December 31, 1998 (Audited)
                                   -----------

                                                 September 30,  December 31,
                                                     1999          1998
                                                     ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $13,158,991   $ 5,103,550
    Net option premiums paid (received)                   624      (205,586)
    Unrealized gain on open contracts               1,336,656       199,860
                                                  -----------   -----------

      Deposits with brokers                        14,496,271     5,097,824

  Cash and cash equivalents                             1,411    12,158,374
                                                  -----------   -----------

      Total assets                                $14,497,682   $17,256,198
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     4,176   $     6,060
  Advisor incentive fees payable                       39,201       354,357
  Advisor management fees payable                      43,396        46,295
  Consultant fee payable                               23,994        28,061
  General Partner fee payable                          23,994        28,061
  Trading Manager fee payable                          11,997        14,031
  Commissions and other trading fees
    on open contracts                                  14,238        13,059
  Redemptions payable                                 197,716        37,796
                                                  -----------   -----------

      Total liabilities                               358,712       527,720
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    September 30, 1999 and December 31, 1998          488,110       495,271
  Limited Partners - 9,045.862 and 10,601.565
    units outstanding at September 30, 1999 and
    December 31, 1998                              13,650,860    16,233,207
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          14,138,970    16,728,478
                                                  -----------   -----------

                                                  $14,497,682   $17,256,198
                                                  ===========   ===========


                          See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
           For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)
                                -----------

                                                       Nine Months Ended
                                                         September 30,
                                                      1999          1998
                                                      ----          ----
INCOME
  Trading gains (losses)
    Realized                                      $  (443,157)  $ 2,190,709
    Change in unrealized                            1,136,796       452,436
                                                  -----------   -----------

      Gain from trading                               693,639     2,643,145

  Interest income                                     498,719       598,489
                                                  -----------   -----------

      Total income                                  1,192,358     3,241,634
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               363,761       498,750
  Advisor incentive fees                              220,868       625,625
  Advisor management fees                             134,167       127,796
  Consultant fee                                      232,327       240,681
  General Partner fee                                 232,327       240,681
  Trading Manager fee                                 116,163       120,339
  Operating expenses                                  108,603       127,074
                                                  -----------   -----------

      Total expenses                                1,408,216     1,980,946
                                                  -----------   -----------

      NET INCOME (LOSS)                           $  (215,858)  $ 1,260,688
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 10,170 and
  11,849, respectively)                           $    (21.22)  $    106.39
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    (22.14)  $    117.07
                                                  ===========   ===========


                          See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 1999 and 1998
                                (Unaudited)
                                -----------

                                                      Three Months Ended
                                                         September 30,
                                                      1999          1998
                                                      ----          ----
INCOME
  Trading gains (losses)
    Realized                                      $(1,110,496)  $ 1,928,192
    Change in unrealized                              797,084       935,484
                                                  -----------   -----------

      Gain (loss) from trading                       (313,412)    2,863,676

  Interest income                                     160,223       183,303
                                                  -----------   -----------

      Total income (loss)                            (153,189)    3,046,979
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               108,839       138,596
  Advisor incentive fees                               39,201       350,072
  Advisor management fees                              43,396        42,447
  Consultant fee                                       71,921        77,791
  General Partner fee                                  71,921        77,791
  Trading Manager fee                                  35,960        38,894
  Operating expenses                                   31,218        38,308
                                                  -----------   -----------

      Total expenses                                  402,456       763,899
                                                  -----------   -----------

      NET INCOME (LOSS)                           $  (555,645)  $ 2,283,080
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 9,628 and
  11,296, respectively)                           $    (57.71)  $    202.11
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    (56.06)  $    203.63
                                                  ===========   ===========


                          See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)
                                -----------
               General            Limited
               Partner            Partners                 Total
          ----------------   ------------------       ------------------
          Units    Amount    Units       Amount       Units       Amount
Balances
 at
 December 31,
 1998     323.451  $495,271  10,601.565  $16,233,207  10,925.016  $16,728,478
Net (loss)
 for the
 nine months
 ended
 September 30,
 1999                (7,161)                (208,697)                (215,858)
Redemptions     0         0  (1,555.703)  (2,373,650) (1,555.703)  (2,373,650)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 September 30,
 1999     323.451  $488,110   9,045.862  $13,650,860   9,369.313  $14,138,970
          =======  ========  ==========  ===========  ==========  ===========

Balances
 at
 December 31,
 1997     323.451  $442,903  12,305.985  $16,850,663  12,629.436  $17,293,566
Net income
 for the
 nine months
 ended
 September 30,
 1998                37,868                1,222,820                1,260,688
Redemptions     0         0  (1,522.797)  (2,045,548) (1,522.797)  (2,045,548)
          -------  --------  ----------  -----------  ----------  -----------
Balances
 at
 September 30,
 1998     323.451  $480,771  10,783.188  $16,027,935  11,106.639  $16,508,706
          =======  ========  ==========  ===========  ==========  ===========

Net asset value
 per unit at
  December 31, 1997                      $  1,369.31
                                         ===========
  September 30, 1998                     $  1,486.38
                                         ===========
  December 31, 1998                      $  1,531.21
                                         ===========
  September 30, 1999                     $  1,509.07
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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1999, and the results of operations for the nine and three months ended September 30, 1999 and 1998.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to contribute to the Partnership an amount equal to at least the greater of (i) 3% of aggregate capital contributions of all partners or $100,000, whichever is less, or (ii) the lesser of 1% of the aggregate capital contributions of all partners or $500,000. As of September 30, 1999, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair values of derivatives for the nine months ended September 30, 1999 and 1998 are approximately $565,000 and $490,000, respectively, and the related fair values as of September 30, 1999 and December 31, 1998 are approximately $1,340,000 and $(6,000), respectively.

         Net trading results from derivatives for the nine and three months ended September 30, 1999 and 1998 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of derivatives.



                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                               September 30,               December 31,
                                   1999                        1998
                        --------------------------  --------------------------
                        Contracts to  Contracts to  Contracts to  Contracts to
                          Purchase        Sell        Purchase        Sell
                        ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
    thereon:
    - Agriculture       $    750,000  $    600,000  $  4,000,000  $  5,300,000
    - Currency and
        currency
        indices           25,700,000     5,800,000     6,100,000    13,300,000
    - Energy               3,850,000             0       200,000       400,000
    - Equity indices       4,400,000    35,600,000    15,900,000    19,300,000
    - Interest rates      15,500,000    11,400,000    50,400,000    22,200,000
    - Metals              11,600,000     5,100,000       700,000     2,200,000
    - Other                        0             0             0             0

Purchased options on
  futures contracts:
    - Agriculture                  0             0       600,000             0
    - Currency and
        currency
        indices            1,400,000             0             0             0
    - Energy                       0             0       100,000             0
    - Metals                       0     2,800,000             0             0
                        ------------  ------------  ------------  ------------

                        $ 63,200,000  $ 61,300,000  $ 78,000,000  $ 62,700,000
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

             As of September 30, 1999, 9,369.313 Units are outstanding, including 323.451 General Partner Units, with an aggregate Net Asset Value of $14,138,970 ($1,509.07 per Unit). This represents a decrease in Net Asset Value of $2,589,508 compared with December 31, 1998. The decrease primarily relates to redemptions of limited partner Units.

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C.  RESULTS OF OPERATIONS:

             The Partnership's net income (loss) for the nine months ended September 30, 1999 and 1998 consisted of the following:

                                                        1999         1998
                                                        ----         ----

                Three months ended March 31          $  103,496   $  (39,425)
                Three months ended June 30              236,291     (982,967)
                Three months ended September 30        (555,645)   2,283,080
                                                     ----------   ----------

                  Nine months ended September 30     $ (215,858)  $1,260,688
                                                     ==========   ==========

             The Partnership's trading losses for the three months ended September 30, 1999 resulted from losses in the agricultural, equity indices, foreign currency and interest rate markets and were reduced by gains in the energy and metals markets.

             For the nine months ended September 30, 1999, the net trading gains resulted primarily from gains in the energy, interest rate and metals markets and were reduced by losses in the agricultural and foreign currency markets. They were further reduced by fees and operating expenses which resulted in a net loss for the nine month period ended September 30, 1999.

             The Partnership's trading gain for the three months ended September 30, 1998 resulted primarily from gains in the interest rate markets.

             For the nine months ended September 30, 1998, the Partnership had net trading gains primarily from income in the interest rate markets which were reduced by losses in the agricultural, equity indices and metals markets.

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

The General Partner administers the business of the Partnership through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are proceeding according to plan and were substantially completed by September 1999. Additional testing is scheduled to take place during the remainder of 1999. Costs of this testing were included in previously approved budgets of the General Partner and future Year 2000 expenses are expected to be negligible. These expenditures are not expected to have a material adverse impact on the General Partner's financial position, results of operations or cash flows in future periods. The General Partner has and will continue to devote the necessary resources to address any remaining Year 2000 issues in a timely manner. The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the General Partner, the Partnership is dependent on the capability of the Advisors, the various commodity exchanges, the brokers, and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The General Partner will monitor the Partnership's direct service providers, and may, where deemed appropriate, seek assurances from such service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the Year 2000. No assurance can be given that the service providers have anticipated every step necessary to avoid any adverse effect attributable to the Year 2000 Problem, and there can be no assurance that the General Partner has anticipated every step necessary to avoid any adverse effect on the Partnership attributable to the Year 2000 issue. The failure of the Partnership's futures exchanges, clearing organizations, venders or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. The Advisors have taken action to identify any of their computer systems that are Year 2000 vulnerable and have not reported any problems to the General Partner. Advisors are expected to notify the General Partner in a timely manner if they discover a Year 2000 vulnerable system and are unable to correct it by January 1, 2000. Certain exchanges have successfully completed four industry-wide tests in conjunction with the Futures Industry Association.
These tests revealed no problems related to the Year 2000 Problem for those exchanges. The brokers are addressing their Year 2000 issues and have participated in Year 2000 testing with various exchanges. The brokers participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner is monitoring the progress of the brokers and the exchanges in addressing their Year 2000 issues.

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