Form 10-K
period 1999-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2000-03-28
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 1999
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

                               Not applicable

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

(b)  General Description of the Business
     -----------------------------------

     The General Partner administers the business and affairs of the Partnership exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by ATA Research, Inc., the Partnership's Trading Manager. As of December 31, 1999 there were six Commodity Trading Advisors: Atlas Capital Management, Inc.; Dennis Trading Group, Inc.; Dominion Capital Management, Inc.; Hampton Investors Inc.; Rainbow Trading Corporation; and Willowbridge Associates, Inc.

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

     The Partnership operates as a commodity investment pool, whose objective is to achieve appreciation of its assets through the speculative trading in futures and option contracts and other commodity interests. It ordinarily maintains open positions for a relatively short period of time. The Partnership's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

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

     Notional Funding Note: As of December 31, 1999, the Partnership has allocated notional funds to Advisors equal to approximately 30.8% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

     Certain Trading Advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, the Advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by the respective Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor will retain such payments but will receive no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits (as defined). Consequently, an incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of other Advisors. The Trading Manager, upon mutual consultation and agreement with the General Partner, may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of the present Advisors' contracts or at any other time in the discretion of the Trading Manager or General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

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

(g)  Regulation
     ----------

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

(h)  Competition
     -----------

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

(i)  Financial Information About Foreign and Domestic Operations
     -----------------------------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Units of Limited Partnership Interest ("Units") during the fiscal year ended December 31, 1999.



                                   PART II


Item 5.  Market for Partnership's Securities and Related Security Holder
         Matters

(a)  Market Information
     ------------------

     There is no established public trading market for the Partnership's Units of Limited Partnership Interest.

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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 1999 was:

                 General Partner's Capital      2  (including principals of
                                                    the General Partner)
                 Limited Partners' Capital    722

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4,338.536 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 1999 there were 722 Limited Partners holding 8,655.745 Units, and 323.451 Units held by the General Partner and its principals.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 1999, 1998, 1997, 1996 and 1995.

                                                                1999
                                                                ----

     Realized Gains (Losses)                                $    270,179
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         496,473
     Interest Income                                             666,712
     Management Fees                                             934,591
     Incentive Fees                                              348,829
     Net Income (Loss)                                          (469,685)
     General Partner Capital                                     479,238
     Limited Partner Capital                                  12,824,661
     Partnership Capital                                      13,303,899
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (47.22)
     Net Asset Value Per Unit At
       End of Year                                              1,481.64


                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  4,228,116
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (559,093)
     Interest Income                                             810,610
     Management Fees                                             986,596
     Incentive Fees                                              979,982
     Net Income (Loss)                                         1,756,068
     General Partner Capital                                     495,271
     Limited Partner Capital                                  16,233,207
     Partnership Capital                                      16,728,478
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      150.78
     Net Asset Value Per Unit At
       End of Year                                              1,531.21


                                                                1997
                                                                ----

     Realized Gains (Losses)                                $  2,996,442
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         515,373
     Interest Income                                             984,111
     Management Fees                                           1,135,594
     Incentive Fees                                              768,675
     Net Income (Loss)                                         1,716,744
     General Partner Capital                                     442,903
     Limited Partner Capital                                  16,850,663
     Partnership Capital                                      17,293,566
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      121.38
     Net Asset Value Per Unit At
       End of Year                                              1,369.31


                                                                1996
                                                                ----

     Realized Gains (Losses)                                $  3,478,456
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (1,019,712)
     Interest Income                                           1,020,487
     Management Fees                                           1,257,031
     Incentive Fees                                              542,057
     Net Income (Loss)                                           833,088
     General Partner Capital                                     404,722
     Limited Partner Capital                                  18,465,411
     Partnership Capital                                      18,870,133
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       49.25
     Net Asset Value Per Unit At
       End of Year                                              1,251.26


                                                                1995
                                                                ----

     Realized Gains (Losses)                                $  1,431,928
     Change in Unrealized Gains (Losses)
         on Open Contracts                                       120,604
     Interest Income                                           1,292,216
     Management Fees                                           1,475,692
     Incentive Fees                                              720,621
     Net Income (Loss)                                          (985,673)
     General Partner Capital                                     386,084
     Limited Partner Capital                                  21,640,976
     Partnership Capital                                      22,027,060
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (49.66)
     Net Asset Value Per Unit At
       End of Year                                              1,193.64


     ----------------
     * Based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity
     ---------

     Substantially all of the Partnership's assets are held in cash or cash equivalents. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 1999
     ----------------------------

     1999 had a net loss of $(469,685) or $(47.22) per Unit. At December 31, 1999, partners' capital totaled $13,303,899, a net decrease of $3,424,579 from December 31, 1998. Net Asset Value per Unit at
     December 31, 1999 amounted to $1,481.64, as compared to $1,531.21 at December 31, 1998, a decrease of 3.24%.

     The net loss for 1999 resulted primarily from losses in the foreign currencies and agricultural commodities markets and were only slightly offset by gains in the energy, equities and metals markets. Partners' capital was further reduced by $2,954,894 of redemptions during 1999.

     Year Ended December 31, 1998
     ----------------------------

     Net income for 1998 amounted to $1,756,068 or $150.78 per Unit. At December 31, 1998, partners' capital totaled $16,728,478, a net decrease of $565,088 from December 31, 1997. Net Asset Value per Unit at December 31, 1998 amounted to $1,531.21, as compared to $1,369.31 at December 31, 1997, an increase of 11.82%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.



                                     PART III


Item 10.  Directors and Executive Officers of the Partnership.

     The Partnership has no directors or executive officers. The General Partner of the Partnership is ProFutures, Inc., which administers and manages the Partnership's affairs.

     Gary D. Halbert, age 47, is the Chairman, President, Director and the principal shareholder of ProFutures, Inc. Debi Halbert, age 44, is the Chief Financial Officer, Director and a minority shareholder of ProFutures, Inc.

     Patrick W. Watson, born 1964, is Vice President of the General Partner. He is involved in research, investment strategy, business development and investor relations.

     John M. (Mike) Posey, born 1955, is Vice President of Marketing of the General Partner.

     Jon P. Meyer, born 1964, is Vice President of Operations of the General Partner.

     There have been no administrative, civil or criminal proceedings against Gary D. Halbert, Debi Halbert, Patrick Watson, Mike Posey, Jon Meyer or ProFutures, Inc. material to the Partnership.

Item 11.  Executive Compensation.

     The General Partner receives, as compensation for its services, monthly Administration Management Fees equal to 1/6 of 1% of month-end Net Asset Value (approximately 2% annually), which aggregated $301,463 for 1999.

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Partnership's affairs. As of December 31, 1999 the General Partner and its principals owned 323.451 Units of General Partnership Interest.

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

         *10.1 Form of Escrow Agreement among the Registrant, the General Partner and First National Bank of Chicago, the Escrow Agent.

         *10.2(c) Form of Brokerage Agreement dated August 15, 1990 between the Registrant and Virginia Trading division of Quantum Financial Services, Inc.

         *10.4(a) Form of Trading Manager Agreement between the Registrant and ATA Research, Inc.

         *10.4(b) Form of Consulting Agreement between Registrant and Business Marketing Group, Inc.

         *10.4(c) Form of Stock Subscription Agreement by and between ING (U.S.) Securities, Futures & Options Inc. and ProFutures, Inc.

         *24.1         Consent of Counsel

         *24.2         Consent of Certified Public Accountants

-----------------------
* Previously filed in the June 13, 1989 Registration Statement; the September 1, 1989 Pre-effective amendment No.1 thereto; the July 16, 1990 post-effective amendment thereto; and/or Form 10-Q for the quarter ended September 30, 1991; and/or Forms 10-Q for the quarters ended March 31, 1992 and September 30, 1992; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1993; and/or
     Form 10-K for the year 1994; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1994; and/or Form 10-Q for the quarter ended March 31, 1995. Exhibit 10.4(c) was filed with the 1998 Form 10-K.

(b)  Reports on Form 8-K
     -------------------

     None.

(c)  Exhibits
     --------

     None.

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
Date                                  Debi Halbert, Chief Financial Officer,
                                        Treasurer and Director
                                      ProFutures, Inc.
                                      General Partner



                       ALTERNATIVE ASSET GROWTH FUND, L.P.


                          Index to Financial Statements


Independent Auditor's Report for the years ended
  December 31, 1999, 1998 and 1997                                   F-2

Statements of Financial Condition
  December 31, 1999 and 1998                                         F-3

Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997                                   F-4

Statements of Changes in Partners' Capital
  (Net Asset Value) for the years ended
  December 31, 1999, 1998 and 1997                                   F-5

Notes to Financial Statements                                     F-6 - F-10

                            FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       ALTERNATIVE ASSET GROWTH FUND, L.P



                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Partners
Alternative Asset Growth Fund, L.P.


We have audited the accompanying statements of financial condition of Alternative Asset Growth Fund, L.P. as of December 31, 1999 and 1998, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Growth Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations and the changes in its net asset values for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.





                                /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
February 5, 2000

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 1999 and 1998
                                ------------


                                                       1999          1998
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $13,029,093   $ 5,103,550
    Net option premiums paid (received)                 35,507      (205,586)
    Unrealized gain on open contracts                  696,333       199,860
                                                   -----------   -----------

      Deposits with brokers                         13,760,933     5,097,824

    Cash and cash equivalents                              338    12,158,374
                                                   -----------   -----------

      Total assets                                 $13,761,271   $17,256,198
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $     2,348   $     6,060
  Advisor incentive fees payable                       127,961       354,357
  Advisor management fees payable                       46,767        46,295
  Consultant fee payable                                22,625        28,061
  General Partner fee payable                           22,625        28,061
  Trading Manager fee payable                           11,313        14,031
  Commissions and other trading fees
    on open contracts                                    8,985        13,059
  Redemptions payable                                  214,748        37,796
                                                   -----------   -----------

      Total liabilities                                457,372       527,720
                                                   -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units
    outstanding at December 31, 1999
    and 1998                                           479,238       495,271
  Limited Partners - 8,655.745 and
    10,601.565 units outstanding at
    December 31, 1999 and 1998                      12,824,661    16,233,207
                                                   -----------   -----------

      Total partners' capital
        (Net Asset Value)                           13,303,899    16,728,478
                                                   -----------   -----------

                                                   $13,761,271   $17,256,198
                                                   ===========   ===========



                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1999, 1998 and 1997
                                  ------------


                                         1999          1998          1997
                                         ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                         $   270,179   $ 4,228,116   $ 2,996,442
    Change in unrealized                 496,473      (559,093)      515,373
                                     -----------   -----------   -----------

      Gain from trading                  766,652     3,669,023     3,511,815

  Interest income                        666,712       810,610       984,111
                                     -----------   -----------   -----------

      Total income                     1,433,364     4,479,633     4,495,926
                                     -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  481,516       584,566       695,621
  Advisor incentive fees                 348,829       979,982       768,675
  Advisor management fees                180,934       174,091       197,557
  Consultant fee                         301,463       325,002       375,215
  General Partner fee                    301,463       325,002       375,215
  Trading Manager fee                    150,731       162,501       187,607
  Operating expenses                     138,113       172,421       179,292
                                     -----------   -----------   -----------

      Total expenses                   1,903,049     2,723,565     2,779,182
                                     -----------   -----------   -----------

      NET INCOME (LOSS)              $  (469,685)  $ 1,756,068   $ 1,716,744
                                     ===========   ===========   ===========

Net income (loss) per General
  and Limited Partner Unit
    (based on weighted average
     number of units outstanding
     during the year)                $    (47.22)  $    150.78   $    121.38
                                     ===========   ===========   ===========

Increase (decrease) in Net Asset
  Value per General and Limited
  Partner Unit                       $    (49.57)  $    161.90   $    118.05
                                     ===========   ===========   ===========



                            See accompanying notes.

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Years Ended December 31, 1999, 1998 and 1997
                                 ------------


                            Total              Partners' Capital
                          Number of    ------------------------------------
                            Units       General     Limited        Total
                          ---------    --------   -----------   -----------

Balances at
  December 31,
  1996                    15,080.861   $404,722   $18,465,411   $18,870,133

Net income for
  the year ended
  December 31,
  1997                                   38,181     1,678,563     1,716,744

Redemptions               (2,451.425)         0    (3,293,311)   (3,293,311)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1997                    12,629.436    442,903    16,850,663    17,293,566

Net income for
  the year ended
  December 31,
  1998                                   52,368     1,703,700     1,756,068

Redemptions               (1,704.420)         0    (2,321,156)   (2,321,156)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1998                    10,925.016    495,271    16,233,207    16,728,478

Net (loss) for
  the year ended
  December 31,
  1999                                  (16,033)     (453,652)     (469,685)

Redemptions               (1,945.820)         0    (2,954,894)   (2,954,894)
                         -----------   --------   -----------   -----------

Balances at
  December 31,
  1999                     8,979.196   $479,238   $12,824,661   $13,303,899
                          ==========   ========   ===========   ===========


                                   Net Asset Value Per Unit
                            -------------------------------------

                                         December 31,
                               1999          1998          1997
                               ----          ----          ----

                            $1,481.64     $1,531.21     $1,369.31
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

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                ------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

             Alternative Asset Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts.

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

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to contribute to the Partnership an amount equal to at least the greater of (i) 3% of aggregate capital contributions of all partners or $100,000, whichever is less, or (ii) the lesser of 1% of the aggregate capital contributions of all partners or $500,000. As of December 31, 1999, $365,900 has been contributed to the Partnership by the General Partner and its principals.

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

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------



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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during 1999, 1998 and 1997 was approximately $630,000, $380,000 and $690,000, respectively, and the related fair values as of December 31, 1999 and 1998 are approximately $732,000 and $(6,000), respectively.

         Net trading results from derivatives for the years ended
         December 31, 1999, 1998 and 1997 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of derivatives.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1999 and 1998, the notional amount of open contracts is as follows:

                                  1999                        1998
                                  ----                        ----
                       Contracts to  Contracts to  Contracts to  Contracts to
                         Purchase        Sell        Purchase        Sell
                       ------------  ------------  ------------  ------------

  Futures
  contracts and
  written options
  thereon:
  -  Agriculture        $ 1,700,000   $         0   $ 4,000,000   $ 5,300,000
  -  Currency and
      currency
      indices             5,900,000    10,400,000     6,100,000    13,300,000
  -  Energy                       0             0       200,000       400,000
  -  Equity indices      12,900,000     3,500,000    15,900,000    19,300,000
  -  Interest rates               0             0    50,400,000    22,200,000
  -  Metals              10,600,000     4,500,000       700,000     2,200,000

 Purchased
 options on
  futures contracts:
  -  Agriculture                  0             0       600,000             0
  -  Energy                       0             0       100,000             0
  -  Metals               2,500,000             0             0             0
                        -----------   -----------   -----------   -----------

                        $33,600,000   $18,400,000   $78,000,000   $62,700,000
                        ===========   ===========   ===========   ===========


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