Form 10-Q
period 2000-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2000-05-15
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q

                  X  Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                        For the Quarter Ended March 31, 2000
                                    ------------

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

                    (Address of principal executive office)

Registrant's telephone number
(800) 348-3601
--------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                      Yes  X
                                      No


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         March 31, 2000 (Unaudited) and December 31, 1999 (Audited)
                                 -----------

                                                   March 31,    December 31,
                                                     2000           1999
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $10,514,198   $13,029,093
    Net option premiums paid (received)               (17,431)       35,507
    Unrealized gain on open contracts                 283,191       696,333
                                                  -----------   -----------

      Deposits with brokers                        10,779,958    13,760,933

  Cash                                                    291           338
                                                  -----------   -----------

      Total assets                                $10,780,249   $13,761,271
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    13,406   $     2,348
  Advisor incentive fees payable                       52,668       127,961
  Advisor management fees payable                      41,547        46,767
  Consultant fee payable                               17,761        22,625
  General Partner fee payable                          17,761        22,625
  Trading Manager fee payable                           8,881        11,313
  Commissions and other trading fees
    on open contracts                                  15,919         8,985
  Redemptions payable                                 222,389       214,748
                                                  -----------   -----------

      Total liabilities                               390,332       457,372
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 323.451 units outstanding at
    March 31, 2000 and December 31, 1999              396,127       479,238
  Limited Partners - 8,160.237 and 8,655.745
    units outstanding at March 31, 2000 and
    December 31, 1999                               9,993,790    12,824,661
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          10,389,917    13,303,899
                                                  -----------   -----------

                                                  $10,780,249   $13,761,271
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2000 and 1999
                               (Unaudited)
                               -----------

                                                      Three Months Ended
                                                           March 31,
                                                      2000          1999
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $(1,578,711)  $   333,512
    Change in unrealized                             (413,142)       82,497
                                                  -----------   -----------

      Gain (loss) from trading                     (1,991,853)      416,009

  Interest income                                     160,564       175,605
                                                  -----------   -----------

      Total income (loss)                          (1,831,289)      591,614
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               133,355       114,046
  Advisor incentive fees                               52,668        79,622
  Advisor management fees                              41,546        46,544
  Consultant fee                                       59,065        82,984
  General Partner fee                                  59,065        82,984
  Trading Manager fee                                  29,533        41,492
  Operating expenses                                   49,348        40,446
                                                  -----------   -----------

      Total expenses                                  424,580       488,118
                                                  -----------   -----------

      NET INCOME (LOSS)                           $(2,255,869)  $   103,496
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 8,821 and
  10,817, respectively)                           $   (255.74)  $      9.57
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $   (256.95)  $      9.67
                                                  ===========   ===========


                      See accompanying notes.


                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 2000 and 1999
                               (Unaudited)
                               -----------


                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------
Balances at
   December 31, 1999        8,979.196   $479,238  $12,824,661  $13,303,899

Net (loss)  for the
 three months ended
 March 31, 2000                          (83,111)  (2,172,758)  (2,255,869)

Redemptions                  (495.508)         0     (658,113)    (658,113)
                           ----------   --------  -----------  -----------

Balances at
 March 31, 2000             8,483.688   $396,127  $ 9,993,790  $10,389,917
                           ==========   ========  ===========  ===========

Balances at
 December 31, 1998         10,925.016   $495,271  $16,233,207  $16,728,478

Net income  for the
 three months ended
 March 31, 1999                            3,128      100,368      103,496

Redemptions                  (688.778)         0   (1,059,162)  (1,059,162)
                           ----------   --------  -----------  -----------

Balances at
 March 31, 1999            10,236.238   $498,399  $15,274,413  $15,772,812
                           ==========   ========  ===========  ===========

Net asset value
 per unit at
  December 31, 1998                        $  1,531.21
                                           ===========
  March 31, 1999                           $  1,540.88
                                           ===========
  December 31, 1999                        $  1,481.64
                                           ===========
  March 31, 2000                           $  1,224.69
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

     F.  Foreign Currency Transactions

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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to contribute to the Partnership an amount equal to at least the greater of (i) 3% of aggregate capital contributions of all partners or $100,000, whichever is less, or (ii) the lesser of 1% of the aggregate capital contributions of all partners or $500,000. As of March 31, 2000, $365,900 has been contributed to the Partnership by the General Partner and its principals.



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

         The Partnership has a portion of its assets on deposit with a financial institution in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institution.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures and option contracts. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures and option contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.

         B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: For the quarter ended March 31, 2000 the Partnership had a net loss of $(2,255,869) as compared to net income of $103,496 for the quarter ended March 31, 1999.

             The Partnership's losses for the quarter ended March 31, 2000 resulted from losses in all market sectors traded. The largest losses occurred in the metals, interest rate and equity markets.

             The Partnership's net trading gains for the quarter ended
             March 31, 1999 resulted primarily from net trading gains in the interest rate and energy markets, offset by losses in the foreign currency and metals markets.

             As of March 31, 2000, 8,483.688 Units are outstanding, including
             323.451 General Partner Units, with an aggregate Net Asset Value of $10,389,917 ($1,224.69 per Unit). This represents a decrease in Net Asset Value of $2,913,982 compared with December 31, 1999. The decrease relates to net losses and redemptions of limited Partner Units.

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

             PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

         D. POSSIBLE CHANGES: The General Partner reserves the right to terminate certain and/or engage additional commodity trading advisors in the future and reserves the right to change any of the Partnership's clearing arrangements.



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