Form 10-Q
period 2000-06-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 2000-08-14
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q

                  X  Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                        For the Quarter Ended June 30, 2000
                                    ------------

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



                                ProFutures, Inc.
                        11612 Bee Cave Road, Suite 100
                              Austin, Texas 78738
                        ------------------------------

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


                                      Yes  X
                                      No


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2000 (Unaudited) and December 31, 1999 (Audited)
                                  -----------

                                                   June 30,     December 31,
                                                     2000           1999
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 9,379,786   $13,029,093
    Net option premiums paid                           17,785        35,507
    Unrealized gain on open contracts                  41,679       696,333
                                                  -----------   -----------

      Deposits with brokers                         9,439,250    13,760,933

  Cash                                                  2,332           338
                                                  -----------   -----------

      Total assets                                $ 9,441,582   $13,761,271
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    10,626   $     2,348
  Commissions and other trading fees
    on open contracts                                   4,705         8,985
  Incentive fees payable                               76,905       127,961
  Management fees payable                              79,030       103,330
  Redemptions payable                                 106,099       214,748
                                                  -----------   -----------

      Total liabilities                               277,365       457,372
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 87.452 and 323.451
    units outstanding at June 30, 2000
    and December 31, 1999                             102,761       479,238
  Limited Partners - 7,711.484 and 8,655.745
    units outstanding at June 30, 2000 and
    December 31, 1999                               9,061,456    12,824,661
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           9,164,217    13,303,899
                                                  -----------   -----------

                                                  $ 9,441,582   $13,761,271
                                                  ===========   ===========


                            See accompanying notes.



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                                                       Six Months Ended
                                                           June 30,
                                                      2000          1999
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $(1,491,244)  $   667,339
    Change in unrealized                             (654,654)      339,712
                                                  -----------   -----------

      Gain (loss) from trading                     (2,145,898)    1,007,051

  Interest income                                     303,463       338,496
                                                  -----------   -----------

      Total income (loss)                          (1,842,435)    1,345,547
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               244,505       254,922
  Incentive fees                                      129,573       181,667
  Management fees                                     353,076       491,786
  Operating expenses                                   87,049        77,385
                                                  -----------   -----------

      Total expenses                                  814,203     1,005,760
                                                  -----------   -----------

      NET INCOME (LOSS)                           $(2,656,638)  $   339,787
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 8,524 and
  10,442, respectively)                           $   (316.68)  $     32.54
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $   (306.58)  $     33.92
                                                  ===========   ===========


                            See accompanying notes.



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                                                      Three Months Ended
                                                           June 30,
                                                      2000          1999
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $    87,467   $   333,827
    Change in unrealized                             (241,512)      257,215
                                                  -----------   -----------

      Gain (loss) from trading                       (154,045)      591,042

  Interest income                                     142,899       162,891
                                                  -----------   -----------

      Total income (loss)                             (11,146)      753,933
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               111,150       140,876
  Incentive fees                                       76,905       102,045
  Management fees                                     163,867       237,782
  Operating expenses                                   37,700        36,939
                                                  -----------   -----------

      Total expenses                                  389,622       517,642
                                                  -----------   -----------

      NET INCOME (LOSS)                           $  (400,768)  $   236,291
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 8,226 and
  10,066, respectively)                           $    (48.72)  $     23.47
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    (49.63)  $     24.25
                                                  ===========   ===========


                            See accompanying notes.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                                  -----------


                              Total             Partners' Capital
                            Number of   -----------------------------------
                              Units     General    Limited       Total
                           -----------  ---------  -----------  -----------
Balances at
   December 31, 1999        8,979.196   $ 479,238  $12,824,661  $13,303,899

Net (loss) for the
 six months ended
 June 30, 2000                            (90,567)  (2,566,071)  (2,656,638)

Redemptions                (1,180.260)   (285,910)  (1,197,134)  (1,483,044)
                           ----------   ---------  -----------  -----------

Balances at
 June 30, 2000              7,798.936   $ 102,761  $ 9,061,456  $ 9,164,217
                           ==========   =========  ===========  ===========

Balances at
 December 31, 1998         10,925.016   $ 495,271  $16,233,207  $16,728,478

Net income  for the
 six months ended
 June 30, 1999                             10,972      328,815      339,787

Redemptions                (1,161.329)          0   (1,786,866)  (1,786,866)
                           ----------   ---------  -----------  -----------

Balances at
 June 30, 1999              9,763.687   $ 506,243  $14,775,156  $15,281,399
                           ==========   =========  ===========  ===========

Net asset value
 per unit at
  December 31, 1998                        $  1,531.21
                                           ===========
  June 30, 1999                            $  1,565.13
                                           ===========
  December 31, 1999                        $  1,481.64
                                           ===========
  June 30, 2000                            $  1,175.06
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

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and Securities and Exchange Act of 1934.
         As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2000, and the results of operations for the six and three months ended June 30, 2000 and 1999.

     H.  Reclassification

         Certain amounts in the 1999 financial statements were reclassified to conform with the 2000 presentation.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to maintain an investment in the Partnership equal to at least the greater of (i) 3% of aggregate capital contributions of all partners or $100,000, whichever is less, or (ii) the lesser of 1% of the aggregate capital contributions of all partners or $500,000.



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

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2000 and 1999 were $108,514 and $160,406, respectively, and for the three months ended June 30, 2000 and 1999 were $49,450 and $77,422, respectively.

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



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 5.  OTHER FEES
         ----------

         Total consulting fees earned by this consultant for the six months ended June 30, 2000 and 1999 were $108,514 and $160,406, respectively, and for the three months ended June 30, 2000 and 1999 were $49,450 and $77,422, respectively.

         As of June 1, 2000, ATA Research Inc. has resigned as the Partnership's Trading Manager. Kenmar Global Strategies Inc. (Kenmar) has been engaged to replace similar functions previously performed by the Trading Manager. Kenmar receives the same fee as previously paid to the Trading Manager, 1/12 of 1% (1% annually) of month-end Net Asset Value for services rendered to the Partnership.

         Total management fees earned by ATA Research, Inc. for the six months ended June 30, 2000 and 1999 were $46,500 and $80,203, respectively, and for the three months ended June 30, 2000 and 1999 were $16,967 and $38,711, respectively. Kenmar earned consulting fees in the amount of $7,758 for the one month period ended June 30, 2000.

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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: For the quarter ended June 30, 2000, the Partnership had a net loss of $(400,768) as compared to net income of $236,291 for the quarter ended June 30, 1999.

             The Partnership's net trading losses for the quarter ended
             June 30, 2000 resulted premarily from losses in the interest rate and foreign currency markets and were partly offset by gains in the energy and equity indices markets.

             The Partnership's net trading gains for the quarter ended
             June 30, 1999 resulted primarily from gains in the interest rate and equity indices markets offset by losses in the agricultural markets.

             The Partnership's trading losses for the six months ended June 30, 2000 resulted from losses in all market sectors, except for gains in the energy markets. The net trading gains for the six months ended June 30, 1999 resulted primarily from gains in the interest rate, equity indices and energy markets offset by losses in the agricultural and foreign currency markets.

             As of June 30, 2000, 7,798.936 Units are outstanding, including
             87.452 General Partner Units, with an aggregate Net Asset Value of $9,164,217 ($1,175.06 per Unit). This represents a decrease in Net Asset Value of $4,139,682 compared with December 31, 1999. The decrease relates to net losses and redemptions of general and limited partner units.

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