Form 10-Q
period 2000-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 2000-11-13
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q

                  X  Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                      For the Quarter Ended September 30, 2000
                                    ------------

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


                                      Yes  X
                                      No


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
        September 30, 2000 (Unaudited) and December 31, 1999 (Audited)
                                  -----------

                                                 September 30,  December 31,
                                                     2000           1999
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 8,779,337   $13,029,093
    Net option premiums paid                                0        35,507
    Unrealized gain (loss) on open contracts         (190,816)      696,333
                                                  -----------   -----------

      Deposits with brokers                         8,588,521    13,760,933

  Cash                                                  2,523           338
                                                  -----------   -----------

      Total assets                                $ 8,591,044   $13,761,271
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $     9,798   $     2,348
  Commissions and other trading fees
    on open contracts                                   3,882         8,985
  Incentive fees payable                               16,904       127,961
  Management fees payable                              75,312       103,330
  Redemptions payable                                  41,055       214,748
                                                  -----------   -----------

      Total liabilities                               146,951       457,372
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 91.729 and 323.451
    units outstanding at September 30, 2000
    and December 31, 1999                             103,718       479,238
  Limited Partners - 7,376.286 and 8,655.745
    units outstanding at September 30, 2000 and
    December 31, 1999                               8,340,375    12,824,661
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           8,444,093    13,303,899
                                                  -----------   -----------

                                                  $ 8,591,044   $13,761,271
                                                  ===========   ===========


                            See accompanying notes.



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                                                       Nine Months Ended
                                                         September 30,
                                                      2000          1999
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $(1,438,956)  $  (443,157)
    Change in unrealized                             (887,149)    1,136,796
                                                  -----------   -----------

      Gain (loss) from trading                     (2,326,105)      693,639

  Interest income                                     444,938       498,719
                                                  -----------   -----------

      Total income (loss)                          (1,881,167)    1,192,358
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               344,871       363,761
  Incentive fees                                      146,478       220,868
  Management fees                                     504,043       714,984
  Operating expenses                                  115,293       108,603
                                                  -----------   -----------

      Total expenses                                1,110,685     1,408,216
                                                  -----------   -----------

      NET (LOSS)                                  $(2,991,852)  $  (215,858)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 8,239 and
  10,170, respectively)                           $   (363.13)  $    (21.22)
                                                  ===========   ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $   (350.94)  $    (22.14)
                                                  ===========   ===========


                            See accompanying notes.



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                                                      Three Months Ended
                                                         September 30,
                                                      2000          1999
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $    52,288   $(1,110,496)
    Change in unrealized                             (232,495)      797,084
                                                  -----------   -----------

      (Loss) from trading                            (180,207)     (313,412)

  Interest income                                     141,475       160,223
                                                  -----------   -----------

      Total (loss)                                    (38,732)     (153,189)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               100,366       108,839
  Incentive fees                                       16,905        39,201
  Management fees                                     150,967       223,198
  Operating expenses                                   28,244        31,218
                                                  -----------   -----------

      Total expenses                                  296,482       402,456
                                                  -----------   -----------

      NET (LOSS)                                  $  (335,214)  $  (555,645)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 7,670 and
  9,628, respectively)                           $    (43.70)  $    (57.71)
                                                  ===========   ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    (44.36)  $    (56.06)
                                                  ===========   ===========


                            See accompanying notes.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                  -----------


                              Total             Partners' Capital
                            Number of   -----------------------------------
                              Units     General    Limited       Total
                           -----------  ---------  -----------  -----------
Balances at
   December 31, 1999        8,979.196   $ 479,238  $12,824,661  $13,303,899

Net (loss) for the
 nine months ended
 September 30, 2000                       (94,610)  (2,897,242)  (2,991,852)

Additions                       4.278       5,000            0        5,000

Redemptions                (1,515.459)   (285,910)  (1,587,044)  (1,872,954)
                           ----------   ---------  -----------  -----------

Balances at
 September 30, 2000         7,468.015   $ 103,718  $ 8,340,375  $ 8,444,093
                           ==========   =========  ===========  ===========

Balances at
 December 31, 1998         10,925.016   $ 495,271  $16,233,207  $16,728,478

Net (loss) for the
 nine months ended
 September 30, 1999                        (7,161)    (208,697)    (215,858)

Redemptions                (1,555.703)          0   (2,373,650)  (2,373,650)
                           ----------   ---------  -----------  -----------

Balances at
 September 30, 1999         9,369.313   $ 488,110  $13,650,860  $14,138,970
                           ==========   =========  ===========  ===========

Net asset value
 per unit at
  December 31, 1998                        $  1,531.21
                                           ===========
  September 30, 1999                       $  1,509.07
                                           ===========
  December 31, 1999                        $  1,481.64
                                           ===========
  September 30, 2000                       $  1,130.70
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

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and Securities Exchange Act of 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2000, and the results of operations for the nine and three months ended September 30, 2000 and 1999.

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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2000 and 1999 were $152,978 and $232,328, respectively, and for the three months ended September 30, 2000 and 1999 were $44,463 and $71,922, respectively.

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



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 5.  OTHER FEES (CONTINUED)
         ----------------------

         Total consulting fees earned by this consultant for the nine months ended September 30, 2000 and 1999 were $152,978 and $232,328, respectively, and for the three months ended September 30, 2000 and 1999 were $44,463 and $71,922, respectively.

         As of June 1, 2000, ATA Research Inc. has resigned as the Partnership's Trading Manager. Kenmar Global Strategies Inc. (Kenmar) has been engaged to replace similar functions previously performed by the Trading Manager. Kenmar receives the same fee as previously paid to the Trading Manager, 1/12 of 1% (1% annually) of month-end Net Asset Value for services rendered to the Partnership.

         Total management fees earned by ATA Research, Inc. for the nine months ended September 30, 2000 and 1999 were $46,500 and $116,164, respectively, and for the three months ended September 30, 2000 and 1999 were $0 and $35,961, respectively. Kenmar earned consulting fees in the amount of $29,989 for the four month period ended September 30, 2000, and $22,232 for the three months ended September 30, 2000.

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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.


         C.  RESULTS OF OPERATIONS:

             The Partnership's net income (loss) for the nine months ended September 30, 2000 and 1999 consisted of the following:

                                                        2000          1999
                                                        ----          ----
                Three months ended March 31         $(2,255,870)  $   103,496
                Three months ended June 30             (400,768)      236,291
                Three months ended September 30        (335,214)     (555,645)
                                                    -----------   -----------

                  Nine months ended September 30    $(2,991,852)  $  (215,858)
                                                    ===========   ===========


             The Partnership's net trading losses for the three months ended September 30, 2000 resulted primarily from losses in the interest rate and equity indices markets and were reduced by gains in the energy and foreign currency markets.

             For the nine months ended September 30, 2000, the Partnership's trading losses resulted from losses in all market sectors, except for gains in the energy markets.

             The Partnership's trading losses for the three months ended September 30, 1999 resulted from losses in the agricultural, equity indices, foreign currency and interest rate markets and were reduced by gains in the energy and metals markets.

             For the nine months ended September 30, 1999, the net trading gains resulted primarily from gains in the energy, interest rate and metals markets and were reduced by losses in the agricultural and foreign currency markets. They were further reduced by fees and operating expenses which resulted in a net loss for the nine month period ended September 30, 1999

             The General Partner, directly and/or indirectly through a trading manager, has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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