Form 10-K
period 2000-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2001-03-19
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 2000
                                  --------------

                        Commission File number:  0-18500
                                  --------------

                       Alternative Asset Growth Fund, L.P.
                       -----------------------------------
               (Exact name of Partnership as specified in charter)

           Delaware                                   74-2546493
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                              c/o ProFutures, Inc.,
                          11612 Bee Cave Road, Suite 100,
                               Austin, Texas  78738
                          -------------------------------
                     (Address of principal executive offices)

                           Partnership's telephone number

                                  (800) 348-3601
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

          Partnership's Prospectus dated August 31, 1990 and Supplement thereto dated March 1, 1991



                                   PART I


Item 1.  Business.

(a)  General Development of Business
     -------------------------------

     Alternative Asset Growth Fund, L.P. (the "Partnership") was organized on April 28, 1989 under the Delaware Revised Uniform Limited Partnership Act. The General Partner and Commodity Pool Operator of the
     Partnership is ProFutures, Inc., a Texas corporation. The General Partner's address is 11612 Bee Cave Road, Suite 100, Austin, Texas 78738 and its telephone numbers are 1-800-348-3601 and (512) 263-3800.

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

(b)  General Description of the Business
     -----------------------------------

     ProFutures, Inc. a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. As of December 31, 2000 there were four Commodity Trading
     Advisors: Campbell & Co., Inc., Crabel Capital Management, LLC, Gamma Capital Management, LLC and Grinham Managed Funds Pty. Ltd.

     ProFutures, Inc. is registered with the Commodity Futures Trading Commission (CFTC) as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the National Futures Association (NFA). Gary
     D. Halbert is the Chairman, President and principal stockholder of ProFutures, Inc., which was incorporated and began operation in December 1984 and specializes in speculative managed futures accounts.

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

     The General Partner, on behalf of the Partnership, has entered into advisory contracts which provide that the portion of the Partnership's assets allocated to each Advisor will be traded in accordance with the Advisor's instruction unless the General Partner determines that the Partnership's trading policies have been violated. The General Partner allocates or reallocates assets among its current Advisors or any others it may select in the future.

     Notional Funding Note: As of December 31, 2000, the Partnership has allocated notional funds to Advisors equal to approximately 19.8% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

     None of the Advisors or their respective principals own any Units of the Partnership. The Partnership's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partner; however, all are also Advisors to other commodity pools with which the General
     Partner is currently associated. Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

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

     Effective June 1, 2000, ATA Research, Inc. resigned as the Partnership's Trading Manager and Kenmar Global Strategies Inc. (Kenmar) was engaged to serve as a consultant and perform similar functions as those previously performed by the Trading Manager. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the Advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives the same fee as previously paid to the Trading Manager, a monthly management fee equal to 1/12 of 1% of the month-end Net Asset Value (approximately 1% annually).

     A Consultant, for its administrative services to the Partnership, receives a monthly consulting fee equal to 1/6 of 1% of the month-end Net Asset Value (approximately 2% annually).

     The current Trading Advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, the Advisors receive quarterly incentive fees ranging from 20% to 23% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by the respective Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor will retain such payments but will receive no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits (as defined). Consequently, an incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of other Advisors. The General Partner may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of the present Advisors' contracts or at any other time in the discretion of the General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed. The General Partner has selected ING (U.S.) Securities, Futures & Options Inc. (ING) as the Partnership's primary clearing broker. ING is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

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

(g)  Regulation
     ----------

     The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the Commodity Futures Trading Commission (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "futures commission merchants"), commodity pool operators, commodity trading advisors and others. The General Partner is registered with the CFTC as a commodity pool operator and each Advisor is registered as a commodity trading advisor. Futures professionals such as the General Partner and the Advisors are also regulated by the National Futures Association, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Partnership's commodity pool operator, and the respective Advisors as a commodity trading advisor, to the Partnership.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Units of Limited Partnership Interest ("Units") during the fiscal year ended December 31, 2000.



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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 2000 was:

                 General Partner's Capital      1
                 Limited Partners' Capital    577

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4,338.536 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 2000, there were 577 Limited Partners holding 6,575.752 Units and 91.729 Units held by the General Partner.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2000, 1999, 1998, 1997 and 1996.

                                                                2000
                                                                ----

     Realized Gains (Losses)                                $ (1,534,607)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (173,707)
     Interest Income                                             573,187
     Management Fees                                             648,717
     Incentive Fees                                              248,648
     Net Income (Loss)                                        (2,558,071)
     General Partner Capital                                     109,373
     Limited Partner Capital                                   7,840,545
     Partnership Capital                                       7,949,918
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (320.22)
     Net Asset Value Per Unit At
       End of Year                                              1,192.34


                                                                1999
                                                                ----

     Realized Gains (Losses)                                $    270,179
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         496,473
     Interest Income                                             666,712
     Management Fees                                             934,591
     Incentive Fees                                              348,829
     Net Income (Loss)                                          (469,685)
     General Partner Capital                                     479,238
     Limited Partner Capital                                  12,824,661
     Partnership Capital                                      13,303,899
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (47.22)
     Net Asset Value Per Unit At
       End of Year                                              1,481.64


                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  4,228,116
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (559,093)
     Interest Income                                             810,610
     Management Fees                                             986,596
     Incentive Fees                                              979,982
     Net Income (Loss)                                         1,756,068
     General Partner Capital                                     495,271
     Limited Partner Capital                                  16,233,207
     Partnership Capital                                      16,728,478
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      150.78
     Net Asset Value Per Unit At
       End of Year                                              1,531.21


                                                                1997
                                                                ----

     Realized Gains (Losses)                                $  2,996,442
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         515,373
     Interest Income                                             984,111
     Management Fees                                           1,135,594
     Incentive Fees                                              768,675
     Net Income (Loss)                                         1,716,744
     General Partner Capital                                     442,903
     Limited Partner Capital                                  16,850,663
     Partnership Capital                                      17,293,566
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      121.38
     Net Asset Value Per Unit At
       End of Year                                              1,369.31


                                                                1996
                                                                ----

     Realized Gains (Losses)                                $  3,478,456
     Change in Unrealized Gains (Losses)
       on Open Contracts                                      (1,019,712)
     Interest Income                                           1,020,487
     Management Fees                                           1,257,031
     Incentive Fees                                              542,057
     Net Income (Loss)                                           833,088
     General Partner Capital                                     404,722
     Limited Partner Capital                                  18,465,411
     Partnership Capital                                      18,870,133
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       49.25
     Net Asset Value Per Unit At
       End of Year                                              1,251.26


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

(c)  Results of Operations
     ---------------------

     The General Partner, directly and/or indirectly through its Consultant, has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

     Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 2000
     ----------------------------

     2000 had a net loss of $(2,588,071) or $(320.22) per Unit.  At
     December 31, 2000, partners' capital totaled $7,949,918, a net decrease of $5,353,981 from December 31, 1999. Net Asset Value per Unit at December 31, 2000 amounted to $1,192.34, as compared to $1,481.64 at December 31, 1999, a decrease of 19.53%.

     The net loss for 2000 resulted from trading losses in all market sectors except the energy markets. The interest rates and metals market sectors incurred the largest trading losses. Partners' capital was further reduced by redemptions in the amount of $2,800,910 during 2000.

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

     Gary D. Halbert, born 1952, is the Chairman, President, Director and the principal shareholder of ProFutures, Inc. Debi Halbert, born 1955, is the Chief Financial Officer, Director and a minority shareholder of ProFutures, Inc.

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

Item 11.  Executive Compensation.

     The General Partner receives, as compensation for its services, monthly Administration Management Fees equal to 1/6 of 1% of month-end Net Asset Value (approximately 2% annually), which aggregated $194,879 for 2000.

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Partnership's affairs. As of December 31, 2000 the General Partner and its principals owned 91.729 Units of General Partnership Interest.

(c)  Changes in Control
     ------------------

     None.

Item 13.  Certain Relationships and Related Transactions.

     See Prospectus dated August 31, 1990, pages 24-27, which is incorporated herein by reference, for information concerning relationships and transactions between the General Partner, the Trading Manager and/or Consultant, the Commodity Broker and the Partnership.



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

         *3.1 Agreement of Limited Partnership (attached to the Prospectus as Exhibit A).

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



                                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                                   (Partnership)



                                   By  /s/ GARY D. HALBERT
----------------------------         -----------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner



                                   By  /s/ DEBI B. HALBERT
----------------------------         -----------------------------------------
Date                                 Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner



                       ALTERNATIVE ASSET GROWTH FUND, L.P.



                                 -----------------
                                 TABLE OF CONTENTS
                                 -----------------


Independent Auditor's Report                                         F-2

Financial Statements

  Statements of Financial Condition
    December 31, 2000 and 1999                                       F-3

  Statements of Operations for the Years
    Ended December 31, 2000, 1999 and 1998                           F-4

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Years Ended December 31, 2000, 1999 and 1998             F-5

  Notes to Financial Statements                                   F-6 - F-10



                            FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       ALTERNATIVE ASSET GROWTH FUND, L.P



                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Partners
Alternative Asset Growth Fund, L.P.


We have audited the accompanying statements of financial condition of Alternative Asset Growth Fund, L.P. as of December 31, 2000 and 1999, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Growth Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations and the changes in its net asset values for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.





                                /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
February 6, 2001


                     ALTERNATIVE ASSET GROWTH FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 2000 and 1999
                                ------------



                                                       2000          1999
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $ 8,028,861   $13,029,093
    Net option premiums paid (received)                      0        35,507
    Unrealized gain on open contracts                  522,626       696,333
                                                   -----------   -----------

      Deposits with brokers                          8,551,487    13,760,933

    Cash                                                16,583           338
                                                   -----------   -----------

      Total assets                                 $ 8,568,070   $13,761,271
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $    12,961   $     2,348
  Commissions and other trading fees
    on open contracts                                    4,548         8,985
  Incentive fees payable                               102,171       127,961
  Management fees payable                               89,245       103,330
  Redemptions payable                                  409,227       214,748
                                                   -----------   -----------

      Total liabilities                                618,152       457,372
                                                   -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 92 and 323 units outstanding
    at December 31, 2000 and 1999                      109,373       479,238
  Limited Partners - 6,575 and 8,656 units
    outstanding at December 31, 2000 and 1999        7,840,545    12,824,661
                                                   -----------   -----------

      Total partners' capital
        (Net Asset Value)                            7,949,918    13,303,899
                                                   -----------   -----------

                                                   $ 8,568,070   $13,761,271
                                                   ===========   ===========


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2000, 1999 and 1998
                                  ------------



                                         2000          1999          1998
                                         ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                         $(1,534,607)  $   270,179   $ 4,228,116
    Change in unrealized                (173,707)      496,473      (559,093)
                                     -----------   -----------   -----------

      Gain (loss) from trading        (1,708,314)      766,652     3,669,023

  Interest income                        573,187       666,712       810,610
                                     -----------   -----------   -----------

      Total income (loss)             (1,135,127)    1,433,364     4,479,633
                                     -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  380,403       481,516       584,566
  Incentive fees                         248,648       348,829       979,982
  Management fees                        648,717       934,591       986,596
  Operating expenses                     145,176       138,113       172,421
                                     -----------   -----------   -----------

      Total expenses                   1,422,944     1,903,049     2,723,565
                                     -----------   -----------   -----------

      NET INCOME (LOSS)              $(2,558,071)  $  (469,685)  $ 1,756,068
                                     ===========   ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average
     number of units outstanding
     during the period of 7,989,
     9,947 and 11,647, respectively  $   (320.22)  $    (47.22)  $    150.78
                                     ===========   ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                       $   (289.30)  $    (49.57)  $    161.90
                                     ===========   ===========   ===========


                            See accompanying notes.

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Years Ended December 31, 2000, 1999 and 1998
                                 ------------



                            Total              Partners' Capital
                          Number of    ------------------------------------
                            Units       General      Limited        Total
                          ---------    ---------   -----------   -----------

Balances at
  December 31,
  1997                      12,629     $ 442,903   $16,850,663   $17,293,566

Net income for
  the year ended
  December 31,
  1998                                    52,368     1,703,700     1,756,068

Redemptions                 (1,704)            0    (2,321,156)   (2,321,156)
                          --------     ---------   -----------   -----------

Balances at
  December 31,
  1998                      10,925       495,271    16,233,207    16,728,478

Net (loss) for
  the year ended
  December 31,
  1999                                   (16,033)     (453,652)     (469,685)

Redemptions                 (1,946)            0    (2,954,894)   (2,954,894)
                          --------     ---------   -----------   -----------

Balances at
  December 31,
  1999                       8,979       479,238    12,824,661    13,303,899

Net (loss) for
  the year ended
  December 31,
  2000                                   (88,955)   (2,469,116)   (2,558,071)

Additions                        4         5,000             0         5,000

Redemptions                 (2,316)     (285,910)   (2,515,000)   (2,800,910)
                          --------     ---------   -----------   -----------

Balances at
  December 31,
  2000                       6,667     $ 109,373   $ 7,840,545   $ 7,949,918
                           =======     =========   ===========   ===========



                                   Net Asset Value Per Unit
                            -------------------------------------

                                         December 31,
                               2000          1999          1998
                               ----          ----          ----

                            $1,192.34     $1,481.64     $1,531.21
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

         B.  Regulation

             As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.
             As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

         G.  Reclassification

             Certain amounts in the 1999 and 1998 financial statements were reclassified to conform with the 2000 presentation.

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

         ProFutures, Inc. has callable subscription agreements with ING (U.S.) Securities, Futures & Options, Inc. (ING), the Partnership's primary broker, whereby ING has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value.

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2000, 1999 and 1998 were $194,879, $301,463 and $325,002, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2000 and 1999 were $13,990 and $22,625, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined).

Note 4.  DEPOSITS WITH BROKERS
         ---------------------

         The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the years ended December 31, 2000, 1999 and 1998 were $194,879, $301,463 and $325,002, respectively.

         Effective June 1, 2000, ATA Research, Inc. (ATA) resigned as the Partnership's Trading Manager and Kenmar Global Strategies Inc. (Kenmar) was engaged to serve as a consultant and perform similar functions as those previously performed by the Trading Manager.
         Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives the same fee as previously paid to the Trading Manager, a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by ATA and Kenmar totaled $97,440, $150,731 and $162,501 for the years ended December 31, 2000, 1999 and 1998, respectively.


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


