Form 10-Q
period 2001-03-01
ALTERNATIVE ASSET GROWTH FUND L P
filed 2001-05-15
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2001.

                               Very truly yours,



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

                        For the Quarter Ended March 31, 2001
                                    ------------

                          Commission File Number 0-18500
                                    ------------

                        Alternative Asset Growth Fund, L.P.
                        -----------------------------------

                           (Exact name of Partnership)

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

                    (Address of principal executive office)

                          Partnership's telephone number
                                 (800) 348-3601
                                 --------------


Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                      Yes  X
                                      No


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         March 31, 2001 (Unaudited) and December 31, 2000 (Audited)
                                 -----------



                                                   March 31,    December 31,
                                                     2001           2000
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 7,604,771   $ 8,028,861
    Unrealized gain on open contracts                 299,938       522,626
                                                  -----------   -----------

      Deposits with brokers                         7,904,709     8,551,487

  Cash                                                  1,972        16,583
                                                  -----------   -----------

      Total assets                                $ 7,906,681   $ 8,568,070
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    11,232   $    12,961
  Commissions and other trading fees
    on open contracts                                   3,944         4,548
  Incentive fees payable                               64,538       102,171
  Management fees payable                              71,402        89,245
  Redemptions payable                                 120,307       409,227
                                                  -----------   -----------

      Total liabilities                               271,423       618,152
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 92 units outstanding at
    March 31, 2001 and December 31, 2000              112,675       109,373
  Limited Partners - 6,124 and 6,575 units
    outstanding at March 31, 2001 and
    December 31, 2000                               7,522,583     7,840,545
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           7,635,258     7,949,918
                                                  -----------   -----------

                                                  $ 7,906,681   $ 8,568,070
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           March 31,
                                                      2001          2000
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   611,018   $(1,578,711)
    Change in unrealized                             (222,689)     (413,142)
                                                  -----------   -----------

      Gain (loss) from trading                        388,329    (1,991,853)

  Interest income                                      92,876       160,564
                                                  -----------   -----------

      Total income (loss)                             481,205    (1,831,289)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                31,369       133,355
  Incentive fees                                       64,538        52,668
  Management fees                                     136,880       189,209
  Operating expenses                                   26,436        49,348
                                                  -----------   -----------

      Total expenses                                  259,223       424,580
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   221,982   $(2,255,869)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 6,520 and
  8,821, respectively)                            $     34.05   $   (255.74)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $     36.00   $   (256.95)
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------

Balances at
   December 31, 2000          6,667     $109,373  $ 7,840,545  $ 7,949,918

Net income for the
 three months ended
 March 31, 2001                            3,302      218,680      221,982

Redemptions                    (451)           0     (536,642)    (536,642)
                             ------     --------  -----------  -----------

Balances at
 March 31, 2001               6,216     $112,675  $ 7,522,583  $ 7,635,258
                             ======     ========  ===========  ===========

Balances at
   December 31, 1999          8,979     $479,238  $12,824,661  $13,303,899

Net (loss)  for the
 three months ended
 March 31, 2000                          (83,111)  (2,172,758)  (2,255,869)

Redemptions                    (495)           0     (658,113)    (658,113)
                             ------     --------  -----------  -----------

Balances at
 March 31, 2000               8,484     $396,127  $ 9,993,790  $10,389,917
                             ======     ========  ===========  ===========

Net asset value
 per unit at
  December 31, 1999                        $  1,481.64
                                           ===========
  March 31, 2000                           $  1,224.69
                                           ===========
  December 31, 2000                        $  1,192.34
                                           ===========
  March 31, 2001                           $  1,228.34
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

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000.

     H.  Reclassification

         Certain amounts in the 2000 financial statements were reclassified to conform with the 2001 presentation.

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

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2001 and 2000 were $39,171 and $59,065, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2001 and December 31, 2000 were $12,980 and $13,990, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).

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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the three months ended March 31, 2001 and 2000 were $39,171 and $59,065, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



     5.  OTHER MANAGEMENT FEES (CONTINUED)
         ---------------------------------

         Effective June 1, 2000, ATA Research, Inc. (ATA) resigned as the Partnership's Trading Manager and Kenmar Global Strategies Inc. (Kenmar) was engaged to serve as a consultant and perform similar functions as those previously performed by the Trading Manager. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives the same fee as previously paid to the Trading Manager, a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by ATA and Kenmar totaled $19,586 and $29,533 for the three months ended March 31, 2001 and 2000, respectively.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months ended March 31, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                            Three months ended
                                                              March 31, 2001
                                                                (Unaudited)
                                                                -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at December 31, 2000           $1,192.34
                                                                 ---------

         Income from operations:
           Net investment income *                                  (20.70)
           Net realized and change in unrealized
             gain from trading **                                    56.70
                                                                 ---------

                 Total income from operations                        36.00
                                                                 ---------

         Net asset value per unit at March 31, 2001              $1,228.34
                                                                 =========

         Total Return ***                                             3.02%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                                             11.83%
           Net investment income *, +                                (7.01)%


         -------------------
         *    Excludes brokerage commissions and other trading fees paid directly to the broker.
         **   Includes brokerage commissions and other trading fees paid directly to the broker.
         ***  Not annualized
         +    Annualized



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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: For the quarter ended March 31, 2001 the Partnership had net income of $221,982 as compared to a net loss of $(2,255,869) for the quarter ended March 31, 2000.

             The Partnership's net trading gains for the quarter ended
             March 31, 2001 resulted from gains in all market sectors traded except the energies markets. The largest gains occurred in the interest rate and equities markets.

             The Partnership's losses for the quarter ended March 31, 2000 resulted from losses in all market sectors traded. The largest losses occurred in the metals, interest rate and equity markets.

             As of March 31, 2001, 6,216 Units are outstanding, including 92 General Partner Units, with an aggregate Net Asset Value of $7,635,258 ($1,228.34 per Unit). This represents a decrease in Net Asset Value of $314,660 compared with December 31, 2000. The decrease relates primarily to redemptions of limited partner units exceeding first quarter net income.

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

                                    Alternative Asset Growth Fund, L.P.
                                    (Registrant)



                                    /s/ Gary D. Halbert
                                    -----------------------------------
                                    Gary D. Halbert, President
                                    ProFutures, Inc., General Partner
                                    Alternative Asset Growth Fund, L.P.