Form 10-Q
period 2001-06-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 2001-08-14
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2001.

                               Very truly yours,



                               ALTERNATIVE ASSET GROWTH FUND, L.P.



                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q

                  X  Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                        For the Quarter Ended June 30, 2001
                                    ------------

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


                                      Yes  X
                                      No


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
            June 30, 2001 (Unaudited) and December 31, 2000 (Audited)
                                 -----------



                                                   June 30,     December 31,
                                                     2001           2000
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 6,913,654   $ 8,028,861
    Unrealized gain on open contracts                 153,084       522,626
                                                  -----------   -----------

      Deposits with brokers                         7,066,738     8,551,487

  Cash                                                  1,746        16,583
                                                  -----------   -----------

      Total assets                                $ 7,068,484   $ 8,568,070
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    11,715   $    12,961
  Commissions and other trading fees
    on open contracts                                  14,699         4,548
  Incentive fees payable                                9,957       102,171
  Management fees payable                              68,888        89,245
  Redemptions payable                                  83,851       409,227
                                                  -----------   -----------

      Total liabilities                               189,110       618,152
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 92 units outstanding at
    June 30, 2001 and December 31, 2000               105,143       109,373
  Limited Partners - 5,910 and 6,575 units
    outstanding at June 30, 2001 and
    December 31, 2000                               6,774,231     7,840,545
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           6,879,374     7,949,918
                                                  -----------   -----------

                                                  $ 7,068,484   $ 8,568,070
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 2001 and 2000
                               (Unaudited)
                               -----------



                                                       Six Months Ended
                                                           June 30,
                                                      2001          2000
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   395,838   $(1,491,244)
    Change in unrealized                             (369,542)     (654,654)
                                                  -----------   -----------

      Gain (loss) from trading                         26,296    (2,145,898)

  Interest income                                     159,470       303,463
                                                  -----------   -----------

      Total income (loss)                             185,766    (1,842,435)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                78,226       244,505
  Incentive fees                                       74,495       129,573
  Management fees                                     266,183       353,076
  Operating expenses                                   52,252        87,049
                                                  -----------   -----------

      Total expenses                                  471,156       814,203
                                                  -----------   -----------

      NET (LOSS)                                  $  (285,390)  $(2,656,638)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 6,331 and
  8,524, respectively)                            $    (45.08)  $   (311.68)
                                                  ===========   ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    (46.11)  $   (306.58)
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 2001 and 2000
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           June 30,
                                                      2001          2000
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $  (215,179)  $    87,467
    Change in unrealized                             (146,854)     (241,512)
                                                  -----------   -----------

      (Loss) from trading                            (362,033)     (154,045)

  Interest income                                      66,594       142,899
                                                  -----------   -----------

      Total (loss)                                   (295,439)      (11,146)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                46,857       111,150
  Incentive fees                                        9,957        76,905
  Management fees                                     129,303       163,867
  Operating expenses                                   25,816        37,700
                                                  -----------   -----------

      Total expenses                                  211,933       389,622
                                                  -----------   -----------

      NET (LOSS)                                  $  (507,372)  $  (400,768)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 6,142 and
  8,226, respectively)                            $    (82.61)  $    (48.72)
                                                  ===========   ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    (82.11)  $    (49.63)
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Six Months Ended June 30, 2001 and 2000
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units      General     Limited       Total
                           -----------  ---------  -----------  -----------

Balances at
   December 31, 2000          6,667     $ 109,373  $ 7,840,545  $ 7,949,918

Net (loss) for the
 six months ended
 June 30, 2001                             (4,230)    (281,160)    (285,390)

Redemptions                    (665)            0     (785,154)    (785,154)
                             ------     ---------  -----------  -----------

Balances at
 June 30, 2001                6,002     $ 105,143  $ 6,774,231  $ 6,879,374
                             ======     =========  ===========  ===========

Balances at
   December 31, 1999          8,979     $ 479,238  $12,824,661  $13,303,899

Net (loss)  for the
 six months ended
 June 30, 2000                            (90,567)  (2,566,071)  (2,656,638)

Redemptions                  (1,180)     (285,910)  (1,197,134)  (1,483,044)
                             ------     ---------  -----------  -----------

Balances at
 June 30, 2000                7,799     $ 102,761  $ 9,061,456  $ 9,164,217
                             ======     =========  ===========  ===========

Net asset value
 per unit at
  December 31, 1999                        $  1,481.64
                                           ===========
  June 30, 2000                            $  1,175.06
                                           ===========
  December 31, 2000                        $  1,192.34
                                           ===========
  June 30, 2001                            $  1,146.23
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

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

     G.  Statement of Financial Accounting Standard No. 133

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supersedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2001, and the results of operations for the six and three months ended June 30, 2001 and 2000.



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

         ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), formerly ING (U.S.) Securities, Futures & Options, Inc., the Partnership's primary broker, whereby ABN has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

         The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value.

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2001 and 2000 were $74,991 and $108,514, respectively. Such management fees earned for the three months ended June 30, 2001 and 2000 were $35,820 and $49,450, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2001 and December 31, 2000 were $11,654 and $13,990, respectively.

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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the six months ended June 30, 2001 and 2000 were $74,991 and $108,514, respectively. Such fees earned for the three months ended June 30, 2001 and 2000 were $35,820 and $49,450, respectively.

         Effective June 1, 2000, ATA Research, Inc. (ATA) resigned as the Partnership's Trading Manager and Kenmar Global Strategies Inc. (Kenmar) was engaged to serve as a consultant and perform similar functions as those previously performed by the Trading Manager. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives the same fee as previously paid to the Trading Manager, a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar and ATA totaled $37,496 and $54,257 for the six months ended June 30, 2001 and 2000, respectively. Such fees earned by Kenmar and ATA for the three months ended June 30, 2001 and 2000 totaled $17,910 and $24,725, respectively.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and six months ended June 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                           Three months ended  Six months ended
                                              June 30, 2001      June 30, 2001
                                               (Unaudited)        (Unaudited)
                                               -----------        -----------

         Per Unit Performance
         (for a unit outstanding throughout
         the entire period)
         ----------------------------------

         Net asset value per unit at
           March 31, 2001 and
           December 31, 2000, respectively      $1,228.34          $1,192.34
                                                ---------          ---------

         Loss from operations:
           Net investment income *                 (16.03)            (36.88)
           Net realized and change in unrealized
             (loss) from trading **                (66.08)             (9.23)
                                                ---------          ---------

                 Total (loss) from operations      (82.11)            (46.11)
                                                ---------          ---------

         Net asset value per unit at
           June 30, 2001                        $1,146.23          $1,146.23
                                                =========          =========

         Total Return ***                         (6.68)%            (3.87)%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                            9.17%             10.58%
           Net investment income *, +             (5.47)%            (6.28)%


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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the six months ended June 30,2001 and 2000 consisted of the following:

                                                     2001         2000
                                                     ----         ----

                Three months ended March 31       $ 221,982   $(2,255,870)
                Three months ended June 30         (507,372)     (400,768)
                                                  ---------   -----------

                     Six months ended June 30     $(285,390)  $(2,656,638)
                                                  =========   ===========

             The Partnership's net trading losses for the quarter ended
             June 30, 2001 resulted from losses in the energies, foreign currencies and interest rates market sectors, offset slightly by gains in the agricultural, equities and metals markets.

             The Partnership's net trading losses for the quarter ended
             June 30, 2000 resulted primarily from losses in the interest rate and foreign currency markets and were partially offset by gains in the energy and equity indices markets.

             The Partnership's net trading gains for the six months ended June 30, 2001 resulted from gains in all market sectors, except for losses in the energies markets. The net trading losses for the six months ended June 30, 2000 resulted from losses in all market sectors, except for gains in the energies markets.

             The dominant economic force in the first half of 2001 was a series of interest rate cuts by the U.S. Federal Reserve. This proved helpful in some markets and created difficulty in others, yielding a relatively flat period for the Fund early in 2001. The
             Fund's Trading Advisors had small losses during January and February. March 2001 was a much more active month, and the Advisors were able to show gains in almost all market sectors, particularly foreign currencies, stock indexes, and interest rates. The only negative sector in March was energy. For the first quarter of 2001, the Fund's net result was a gain of 3.02%.

             Those sectors which gained in March of 2001 showed losses of similar magnitude in April 2001. A large part of the loss was a direct result of a sudden and unexpected cut in U.S. interest rates by the Federal Reserve on April 18th. This caused stock indexes as well as other markets to sharply reverse their previous trends. May brought a small gain from a variety of markets.

             As of June 1, 2001, the General Partner made two significant changes to the Fund. First, Gamma Capital Management was terminated as a Trading Advisor and replaced with Winton Capital Management, Ltd. Second, the Fund's leverage was increased through the use of notional funds to approximately 150% of assets. The General Partner instructed Winton to move into the market in stages during the month of June rather than establish all positions at once. The Fund ended the second quarter 2001 with a loss of 6.68% and the first half of 2001 was a loss of 3.87%.

             As of June 30, 2001, 6,002 Units are outstanding, including 92 General Partner Units, with an aggregate Net Asset Value of $6,879,374 ($1,146.23 per Unit). This represents a decrease in Net Asset Value of $1,070,544 compared with December 31, 2000. The decrease relates to redemptions of limited partner units and losses incurred.

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

             PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

         D. POSSIBLE CHANGES: The General Partner reserves the right to terminate certain and/or engage additional trading advisors or change any of the Partnership's clearing arrangements.



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