Form 10-Q
period 2001-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 2001-11-13
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2001.

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

                      For the Quarter Ended September 30, 2001
                                    ------------

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


                                      Yes  X
                                      No


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
          September 30, 2001 (Unaudited) and December 31, 2000 (Audited)
                                 -----------



                                                September 30,   December 31,
                                                     2001           2000
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 6,803,964   $ 8,028,861
    Unrealized gain on open contracts                 570,661       522,626
                                                  -----------   -----------

      Deposits with brokers                         7,374,625     8,551,487

  Cash                                                  2,306        16,583
                                                  -----------   -----------

      Total assets                                $ 7,376,931   $ 8,568,070
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    14,507   $    12,961
  Commissions and other trading fees
    on open contracts                                  21,554         4,548
  Incentive fees payable                               65,211       102,171
  Management fees payable                              76,651        89,245
  Redemptions payable                                  39,685       409,227
                                                  -----------   -----------

      Total liabilities                               217,608       618,152
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 92 units outstanding at
    September 30, 2001 and December 31, 2000          113,104       109,373
  Limited Partners - 5,714 and 6,575 units
    outstanding at September 30, 2001 and
    December 31, 2000                               7,046,219     7,840,545
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           7,159,323     7,949,918
                                                  -----------   -----------

                                                  $ 7,376,931   $ 8,568,070
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)
                               -----------



                                                      Nine Months Ended
                                                         September 30,
                                                      2001          2000
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   741,697   $(1,438,956)
    Change in unrealized                               48,035      (887,149)
                                                  -----------   -----------

      Gain (loss) from trading                        789,732    (2,326,105)

  Interest income                                     218,461       444,938
                                                  -----------   -----------

      Total income (loss)                           1,008,193    (1,881,167)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               163,523       344,871
  Incentive fees                                      139,705       146,478
  Management fees                                     401,088       504,043
  Operating expenses                                   79,075       115,293
                                                  -----------   -----------

      Total expenses                                  783,391     1,110,685
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   224,802   $(2,991,852)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED
  PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    6,196 and 8,239, respectively)                $     36.28   $   (363.13)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $     40.68   $   (350.94)
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 2001 and 2000
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                         September 30,
                                                      2001          2000
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   345,859   $    52,288
    Change in unrealized                              417,577      (232,495)
                                                  -----------   -----------

      Gain (loss) from trading                        763,436      (180,207)

  Interest income                                      58,991       141,475
                                                  -----------   -----------

      Total income (loss)                             822,427       (38,732)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                85,297       100,366
  Incentive fees                                       65,210        16,905
  Management fees                                     134,905       150,967
  Operating expenses                                   26,823        28,244
                                                  -----------   -----------

      Total expenses                                  312,235       296,482
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   510,192   $  (335,214)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED
  PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    5,926 and 7,670, respectively)                $     86.10   $    (43.70)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $     86.79   $    (44.36)
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units      General     Limited       Total
                           -----------  ---------  -----------  -----------

Balances at
   December 31, 2000          6,667     $ 109,373  $ 7,840,545  $ 7,949,918

Net income for the
 nine months ended
 September 30, 2001                         3,731      221,071      224,802

Redemptions                    (861)            0   (1,015,397)  (1,015,397)
                             ------     ---------  -----------  -----------

Balances at
 September 30, 2001           5,806     $ 113,104  $ 7,046,219  $ 7,159,323
                             ======     =========  ===========  ===========

Balances at
   December 31, 1999          8,979     $ 479,238  $12,824,661  $13,303,899

Net (loss) for the
 nine months ended
 September 30, 2000                       (94,610)  (2,897,242)  (2,991,852)

Additions                         4         5,000            0        5,000

Redemptions                  (1,515)     (285,910)  (1,587,044)  (1,872,954)
                             ------     ---------  -----------  -----------

Balances at
 September 30, 2000           7,468     $ 103,718  $ 8,340,375  $ 8,444,093
                             ======     =========  ===========  ===========

Net asset value
 per unit at
  December 31, 1999                        $  1,481.64
                                           ===========
  September 30, 2000                       $  1,130.70
                                           ===========
  December 31, 2000                        $  1,192.34
                                           ===========
  September 30, 2001                       $  1,233.02
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

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

     E.  Income Taxes

         The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2001, and the results of operations for the nine and three months ended September 30, 2001 and 2000.



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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2001 and 2000 were $110,342 and $152,978, respectively. Such management fees earned for the three months ended September 30, 2001 and 2000 were $35,350 and $44,463, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2001 and December 31, 2000 were $12,049 and $13,990, respectively.

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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the nine months ended September 30, 2001 and 2000 were $110,342 and $152,978, respectively. Such fees earned for the three months ended September 30, 2001 and 2000 were $35,350 and $44,463, respectively.

         Effective June 1, 2000, ATA Research, Inc. (ATA) resigned as the Partnership's Trading Manager and Kenmar Global Strategies Inc. (Kenmar) was engaged to serve as a consultant and perform similar functions as those previously performed by the Trading Manager. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives the same fee as previously paid to the Trading Manager, a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar and ATA totaled $55,171 and $76,489 for the nine months ended September 30, 2001 and 2000, respectively. Such fees earned by Kenmar for the three months ended September 30, 2001 and 2000 totaled $17,675 and $22,232, respectively.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and nine months ended September 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                         Three months ended  Nine months ended
                                         September 30, 2001  September 30, 2001
                                             (Unaudited)        (Unaudited)
                                             -----------        -----------

         Per Unit Performance
         (for a unit outstanding throughout
         the entire period)
         ----------------------------------

         Net asset value per unit at
           June 30, 2001 and
           December 31, 2000, respectively    $1,146.23          $1,192.34
                                              ---------          ---------

         Income (loss) from operations:
           Net investment (loss) *               (28.34)            (64.78)
           Net realized and change in
             unrealized gain from trading **     115.13             105.46
                                              ---------          ---------

                 Total income from operations     86.79              40.68
                                              ---------          ---------

         Net asset value per unit at
           September 30, 2001                 $1,233.02          $1,233.02
                                              =========          =========

         Total Return ***                          7.57%              3.41%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                          13.07%             11.34%
           Net investment income *, +             (9.68)%            (7.35)%


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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the nine months ended September 30,2001 and 2000 consisted of the following:

                                                         2001         2000
                                                         ----         ----

                Three months ended March 31           $ 221,982   $(2,255,870)
                Three months ended June 30             (507,372)     (400,768)
                Three months ended September 30         510,192      (335,214)
                                                      ---------   -----------

                    Nine months ended September 30    $ 224,802   $(2,991,852)
                                                      =========   ===========

             The Partnership's net trading gains for the quarter ended September 30, 2001 resulted from gains in the agricultural, equities, metals and interest rates market sectors, offset slightly by losses in the energies and foreign currencies markets.

             The Partnership's net trading losses for the three months ended September 30, 2000 resulted primarily from losses in the interest rates and equity indices markets and were reduced by gains in the energy and foreign currency markets.

             For the nine months ended September 30, 2000, the Partnership's trading losses resulted from losses in all market sectors, except for gains in the energy markets.

             The quarter ended September 30, 2001 started out with gains in July in base metals, precious metals, stock index futures and short-term interest rates. The Fed's continuing loose monetary policy kept both short-term and long-term interest rates somewhat volatile. August brought large gains in interest rates and smaller gains in the base metals.

             September 2001 was a very volatile month for the Fund due to the events of September 11th. Although the US markets were closed for the remainder of the week, most overseas markets remained open, and significant gains were made during this period. The Fund had significant profits in short-term interest rate futures (mostly overseas). There were also large gains made in medium-term interest rates, which were partially offset by losses in long-term interest rates. There were also some significant gains in base metals and losses in energy, which was especially volatile after the attacks on the World Trade Center and the Pentagon. The Fund was able to end the quarter with a profit of 7.57% and 3.41% for the nine months ended September 30, 2001.

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

             As of September 30, 2001, 5,806 Units are outstanding, including 92 General Partner Units, with an aggregate Net Asset Value of $7,159,323 ($1,233.02 per Unit). This represents a decrease in Net Asset Value of $790,595 compared with December 31, 2000. The decrease relates to redemptions of limited partner units offset by Net Income.

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