Form 10-K
period 2001-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2002-03-27
CIK 851998

March 27, 2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-K for the year ended December 31, 2001.

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

                  For the fiscal year ended:  December 31, 2001
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

(b)  General Description of the Business
     -----------------------------------

     ProFutures, Inc. a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. As of December 31, 2001 there were four Commodity Trading
     Advisors: Campbell & Co., Inc., Crabel Capital Management, LLC, Grinham Managed Funds Pty. Ltd. and Winton Capital Management Limited.

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

     Notional Funding Note: As of December 31, 2001, the Partnership has allocated notional funds to Advisors equal to approximately 50% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed. The General Partner has selected ABN AMRO Incorporated (ABN), (formerly ING (U.S.) Securities, Futures & Options Inc.) as the Partnership's primary clearing broker. ABN is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of holders of Units of Limited Partnership Interest ("Units") during the fiscal year ended December 31, 2001.



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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 2001 was:

                 General Partner's Capital      1
                 Limited Partners' Capital    480

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4,338.536 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 2001, there were 480 Limited Partners holding 5,346.543 Units and 91.729 Units held by the General Partner.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2001, 2000, 1999, 1998 and 1997.

                                                                2001
                                                                ----

     Realized Gains (Losses)                                $    879,553
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (242,447)
     Interest Income                                             255,465
     Management Fees                                             536,862
     Incentive Fees                                              139,705
     Net Income (Loss)                                          (155,163)
     General Partner Capital                                     106,803
     Limited Partner Capital                                   6,225,137
     Partnership Capital                                       6,331,940
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (25.52)
     Net Asset Value Per Unit At
       End of Year                                              1,164.33

                                                                2000
                                                                ----

     Realized Gains (Losses)                                $ (1,534,607)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (173,707)
     Interest Income                                             573,187
     Management Fees                                             648,717
     Incentive Fees                                              248,648
     Net Income (Loss)                                        (2,558,071)
     General Partner Capital                                     109,373
     Limited Partner Capital                                   7,840,545
     Partnership Capital                                       7,949,918
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (320.22)
     Net Asset Value Per Unit At
       End of Year                                              1,192.34


                                                                1999
                                                                ----

     Realized Gains (Losses)                                $    270,179
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         496,473
     Interest Income                                             666,712
     Management Fees                                             934,591
     Incentive Fees                                              348,829
     Net Income (Loss)                                          (469,685)
     General Partner Capital                                     479,238
     Limited Partner Capital                                  12,824,661
     Partnership Capital                                      13,303,899
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (47.22)
     Net Asset Value Per Unit At
       End of Year                                              1,481.64


                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  4,228,116
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (559,093)
     Interest Income                                             810,610
     Management Fees                                             986,596
     Incentive Fees                                              979,982
     Net Income (Loss)                                         1,756,068
     General Partner Capital                                     495,271
     Limited Partner Capital                                  16,233,207
     Partnership Capital                                      16,728,478
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      150.78
     Net Asset Value Per Unit At
       End of Year                                              1,531.21


                                                                1997
                                                                ----

     Realized Gains (Losses)                                $  2,996,442
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         515,373
     Interest Income                                             984,111
     Management Fees                                           1,135,594
     Incentive Fees                                              768,675
     Net Income (Loss)                                         1,716,744
     General Partner Capital                                     442,903
     Limited Partner Capital                                  16,850,663
     Partnership Capital                                      17,293,566
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      121.38
     Net Asset Value Per Unit At
       End of Year                                              1,369.31



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

(c)  Results of Operations
     ---------------------

     The Partnership's net income (loss) for each quarter of the years December 31,2001 and 2000 consisted of the following:

                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                2001         2001         2001         2001
                              --------     --------     --------     --------

     Gain (loss) from
       trading              $   388,329   $(362,033)   $ 763,436    $(152,626)
     Total income (loss)        481,205    (295,439)     822,427     (115,622)
     Net income (loss)          221,982    (507,372)     510,192     (379,965)

     Net income (loss)
       per Unit                   34.05      (82.61)       86.10       (66.31)
     Increase (decrease)
       in Net Asset Value
       per Unit                   36.00      (82.11)       86.79       (68.69)

     Net Asset Value per
       Unit at end of
       period                  1,228.34    1,146.23     1,233.02     1,164.33


                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                2000         2000         2000         2000
                              --------     --------     --------     --------

     Gain (loss) from
       trading              $(1,991,853)  $(154,045)   $(180,207)   $ 617,791
     Total income (loss)     (1,831,289)    (11,146)     (38,732)     746,040
     Net income (loss)       (2,255,869)   (400,768)    (335,214)     433,780

     Net income (loss)
       per Unit                 (255.74)     (48.72)      (43.70)       59.94
     Increase (decrease)
       in Net Asset Value
       per Unit                 (256.95)     (49.63)      (44.36)       61.64

     Net Asset Value per
       Unit at end of
       period                  1,224.69    1,175.06     1,130.70     1,192.34


     Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


     Year Ended December 31, 2001
     ----------------------------

     2001 had a net loss of $(155,163) or $(25.52) per Unit.  At
     December 31, 2001, partners' capital totaled $6,331,940, a net decrease of $1,617,978 from December 31, 2000. Net Asset Value per Unit at December 31, 2001 amounted to $1,164.33, as compared to $1,192.34 at December 31, 2000, a decrease of 2.35%.

     The net loss for 2001 resulted primarily from trading losses in the agricultural, foreign currencies and energy market sectors, offset largely by gains in the equities, metals and interest rate market sectors. Partners' capital was further reduced by redemptions of $1,462,815 during 2001.

     Fourth Quarter 2001
     -------------------

     The fourth quarter of 2001 was marked by very volatile markets in the aftermath of the events of September 11th, especially in terms of interest rates. The Fund had a 9.58% gain in October. This was mostly attributed to large gains in long-term interest rates, especially Euro Bond Futures and U.S. Treasury Bond Futures. The Fund also had significant gains in short-term interest rates, and medium-term interest rates.

     In November, many of the October gains were reversed. There was a loss of 12.19%. The losses were mainly in short, medium and long-term interest rates. There were also some losses in currencies. The Fed's continued aggressive rate cutting policy resulted in very volatile markets for interest rate futures.

     In December, the Fund had a small loss of 1.87%. Although there were large gains in currencies, especially Japanese Yen contracts, these gains were offset by losses in interest rate futures. There were also losses in agriculture, metals and energy.

     Third Quarter 2001
     ------------------

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

     September 2001 was a very volatile month for the Fund due to the events of September 11th. Although the U.S. markets were closed for the remainder of the week, most overseas markets remained open, and significant gains were made during this period. The Fund had significant profits in short-term interest rate futures (mostly overseas). There were also large gains made in medium-term interest rates, which were partially offset by losses in long-term interest rates. There were also some significant gains in base metals and losses in energy, which was especially volatile after the attacks on the World Trade Center and the Pentagon. The Fund was able to end the quarter with a profit of 7.57% and 3.41% for the nine months ended September 30, 2001.

     Second Quarter 2001
     -------------------

     Those sectors which gained in March of 2001 showed losses of similar magnitude in April 2001. A large part of the loss was a direct result of a sudden and unexpected cut in U.S. interest rates by the Federal Reserve on April 18th. This caused stock indexes as well as other markets to sharply reverse their previous trends. May brought a small gain from a variety of markets.

     As of June 1, 2001, the General Partner made two significant changes to the Fund. First, Gamma Capital Management was terminated as a Trading Advisor and was replaced with Winton Capital Management, Ltd. Second, the Fund's leverage was increased through the use of notional funds to approximately 150% of assets. The General Partner instructed Winton to move into the market in stages during the month of June rather than establish all positions at once. The Fund ended the second quarter 2001 with a loss of 6.68% and the first half of 2001 was a loss of 3.87%.

     First Quarter 2001
     ------------------

     The dominant economic force in the first quarter of 2001 was a series of interest rate cuts by the U.S. Federal Reserve. This proved helpful in some markets and created difficulty in others, yielding a relatively flat period for the Fund early in 2001. The
     Fund's Trading Advisors had small losses during January and February. March 2001 was a much more active month, and the Advisors were able to show gains in almost all market sectors, particularly foreign currencies, stock indexes, and interest rates. The only negative sector in March was energy. For the first quarter of 2001, the Fund's net result was a gain of 3.02%.

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

Item 8.  Financial Statements and Supplementary Data.

     Financial statements meeting the requirements of Regulation S-X are listed following this report. The Supplementary Financial Information specified by Item 302 of Regulation S-K is included in Item 7(c), Results of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.



                                     PART III


Item 10.  Directors and Executive Officers of the Partnership.

     The Partnership is a limited partnership and therefore does not have any directors or officers. The Partnership's General Partner, ProFutures, Inc., administers and manages the affairs of the Partnership.

Item 11.  Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner receives, as compensation for its services, monthly Administration Management Fees equal to 1/6 of 1% of month-end Net Asset Value (approximately 2% annually), which aggregated $145,866 for 2001.

Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Partnership's affairs. As of December 31, 2001 the General Partner and its principals owned 91.729 Units.

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

         *8.1          Tax Opinion of Counsel

         *10.1 Form of Escrow Agreement among the Registrant, the General Partner and First National Bank of Chicago, the Escrow Agent.

         *10.4(b) Form of Consulting Agreement between Registrant and Business Marketing Group, Inc.

-----------------------
* Previously filed in the June 13, 1989 Registration Statement; the September 1, 1989 Pre-effective amendment No.1 thereto; the July 16, 1990 post-effective amendment thereto; and/or Form 10-Q for the quarter ended September 30, 1991; and/or Forms 10-Q for the quarters ended March 31,1992 and September 30, 1992; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1993; and/or Form 10-K for the year 1994; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1994; and/or Form 10-Q for the quarter ended March 31, 1995. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

(b)  Reports on Form 8-K
     -------------------

     None.

(c)  Exhibits
     --------

     10.5 Form of Consulting Agreement between the Registrant and Kenmar Global Strategies Inc.

     10.6 Form of Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.

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
Date                                 Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner



                       ALTERNATIVE ASSET GROWTH FUND, L.P.



                                 -----------------
                                 TABLE OF CONTENTS
                                 -----------------


Independent Auditor's Report                                         F-2

Financial Statements

  Statements of Financial Condition
    December 31, 2001 and 2000                                       F-3

  Condensed Schedule of Investments
    December 31, 2001                                                F-4

  Statements of Operations for the Years
    Ended December 31, 2001, 2000 and 1999                           F-5

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Years Ended December 31, 2001, 2000 and 1999             F-6

  Notes to Financial Statements                                   F-7 - F-11

                            FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       ALTERNATIVE ASSET GROWTH FUND, L.P



                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Partners
Alternative Asset Growth Fund, L.P.



We have audited the accompanying statements of financial condition of Alternative Asset Growth Fund, L.P. as of December 31, 2001 and 2000, including the December 31, 2001 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Growth Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations and the changes in its net asset values for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



                                /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
February 12, 2002

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 2001 and 2000
                                ------------



                                                       2001          2000
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $ 6,425,296   $ 8,028,861
    Unrealized gain on open contracts                  280,179       522,626
                                                   -----------   -----------

      Deposits with broker                           6,705,475     8,551,487

    Cash                                                 1,688        16,583
                                                   -----------   -----------

      Total assets                                 $ 6,707,163   $ 8,568,070
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $    14,985   $    12,961
  Commissions and other trading fees
    on open contracts                                   11,109         4,548
  Incentive fees payable                                     0       102,171
  Management fees payable                               74,604        89,245
  Redemptions payable                                  274,525       409,227
                                                   -----------   -----------

      Total liabilities                                375,223       618,152
                                                   -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 92 units outstanding
    at December 31, 2001 and 2000                      106,803       109,373
  Limited Partners - 5,346 and 6,575 units
    outstanding at December 31, 2001 and 2000        6,225,137     7,840,545
                                                   -----------   -----------

      Total partners' capital
        (Net Asset Value)                            6,331,940     7,949,918
                                                   -----------   -----------

                                                   $ 6,707,163   $ 8,568,070
                                                   ===========   ===========


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                       CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2001
                                  ------------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                  Value  Asset Value
             -----------                                  -----  -----------

             Agricultural                               $ 14,416     0.23%
             Currency                                     11,678     0.18%
             Energy                                       (2,092)   (0.03)%
             Interest rate                                27,576     0.44%
             Metal                                        (6,766)   (0.11)%
             Stock index                                  36,279     0.57%
                                                        --------    -----

             Total long futures contracts               $ 81,091     1.28%
                                                        --------    -----


SHORT FUTURES CONTRACTS
----------- -----------

             Agricultural                               $ 55,674     0.88%
             Currency                                    146,698     2.31%
             Energy                                      (18,547)   (0.29)%
             Interest rate                                43,625     0.69%
             Metal                                       (31,614)   (0.50)%
             Stock index                                   3,252     0.05%
                                                        --------    -----

             Total short futures contracts              $199,088     3.14%
                                                        --------    -----

             Total futures contracts                    $280,179     4.42%
                                                        ========    =====


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2001, 2000 and 1999
                                  ------------



                                         2001          2000          1999
                                         ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                         $   879,553   $(1,534,607)  $   270,179
    Change in unrealized                (242,447)     (173,707)      496,473
                                     -----------   -----------   -----------

      Gain (loss) from trading           637,106    (1,708,314)      766,652

  Interest income                        255,465       573,187       666,712
                                     -----------   -----------   -----------

      Total income (loss)                892,571    (1,135,127)    1,433,364
                                     -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  269,574       380,403       481,516
  Incentive fees                         139,705       248,648       348,829
  Management fees                        536,862       648,717       934,591
  Operating expenses                     101,593       145,176       138,113
                                     -----------   -----------   -----------

      Total expenses                   1,047,734     1,422,944     1,903,049
                                     -----------   -----------   -----------

      NET (LOSS)                     $  (155,163)  $(2,558,071)  $  (469,685)
                                     ===========   ===========   ===========

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average
     number of units outstanding
     during the year of 6,079,
     7,989 and 9,947, respectively   $    (25.52)  $   (320.22)  $    (47.22)
                                     ===========   ===========   ===========

(DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                       $    (28.01)  $   (289.30)  $    (49.57)
                                     ===========   ===========   ===========


                            See accompanying notes.

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Years Ended December 31, 2001, 2000 and 1999
                                 ------------



                            Total              Partners' Capital
                          Number of    ------------------------------------
                            Units       General      Limited        Total
                          ---------    ---------   -----------   -----------

Balances at
  December 31, 1998         10,925     $ 495,271   $16,233,207   $16,728,478

Net (loss) for
  the year ended
  December 31, 1999                      (16,033)     (453,652)     (469,685)

Redemptions                 (1,946)            0    (2,954,894)   (2,954,894)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 1999          8,979       479,238    12,824,661    13,303,899

Net (loss) for
  the year ended
  December 31, 2000                      (88,955)   (2,469,116)   (2,558,071)

Additions                        4         5,000             0         5,000

Redemptions                 (2,316)     (285,910)   (2,515,000)   (2,800,910)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 2000          6,667       109,373     7,840,545     7,949,918

Net (loss) for
  the year ended
  December 31, 2001                       (2,570)     (152,593)     (155,163)

Redemptions                 (1,229)            0    (1,462,815)   (1,462,815)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 2001          5,438     $ 106,803   $ 6,225,137   $ 6,331,940
                           =======     =========   ===========   ===========



                                   Net Asset Value Per Unit
                            -------------------------------------

                                         December 31,
                               2001          2000          1999
                               ----          ----          ----

                            $1,164.33     $1,192.34     $1,481.64
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

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                ------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

             Alternative Asset Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and other financial instruments.

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

             For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the total number of units outstanding.

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

         G.  Statement of Financial Accounting Standards No. 133

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137 and SFAS No. 138. This Statement supersedes SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.

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

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN) (formerly ING (U.S.) Securities, Futures & Options, Inc.), the Partnership's broker, whereby ABN has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

         The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value.

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2001, 2000 and 1999 were $145,866, $194,879 and $301,463, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2001 and 2000 were $11,057 and $13,990, respectively.

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

Note 4.  DEPOSITS WITH BROKER
         --------------------

         The Partnership deposits funds with ABN to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the years ended December 31, 2001, 2000 and 1999 were $145,866, $194,879 and $301,463, respectively.

         Effective June 1, 2000, ATA Research, Inc. (ATA) resigned as the Partnership's Trading Manager and Kenmar Global Strategies Inc. (Kenmar) was engaged to serve as a consultant and perform similar functions as those previously performed by the Trading Manager.
         Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives the same fee as previously paid to the Trading Manager, a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar and ATA totaled $72,933, $97,440 and $150,731 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         Purchase and sale of futures and options on futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

         The Partnership has a portion of its assets on deposit with a financial institution in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data and other supplemental financial date for the year ended December 31, 2001. This information has been derived from information presented in the financial statements.

         Per Unit Performance
         (for a unit outstanding throughout the entire year)
         ---------------------------------------------------

         Net asset value per unit at December 31, 2000             $1,192.34
                                                                   ---------

         Income (loss) from operations:
             Net investment (loss) (1), (3)                           (85.98)
             Net realized and change in unrealized
               gain from trading (2), (3)                              57.97
                                                                   ---------

                 Total (loss) from operations                         (28.01)
                                                                   ---------

             Net asset value per unit at December 31, 2001         $1,164.33
                                                                   =========

         Total Return                                                  (2.35)%
                                                                      ======

         Supplemental Data

         Ratios to average net asset value:
             Expenses prior to incentive fees (4)                      (8.86)%
             Incentive fees                                            (1.94)%
                                                                      ------

                 Total expenses (1)                                   (10.80)%
                                                                      ======

             Net investment (loss) (1)                                 (7.26)%
                                                                      ======


         Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

         ---------------
         (1)  Excludes brokerage commissions and other trading fees.
         (2)  Includes brokerage commissions and other trading fees.
         (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
         (4) Excludes brokerage commissions, other trading fees and incentive fees.

                                 Exhibit 10.5


                             CONSULTING AGREEMENT



     This Consulting Agreement (as it may be amended from time-to-time, the "Agreement") is made this June 1, 2000, by and between Alternative Asset Growth Fund, L.P. (the "Fund"), a Delaware limited partnership, and Kenmar Global Strategies Inc., a Connecticut corporation (the "Consultant").


                                  ----------

                             PRELIMINARY STATEMENT

     1. The Fund is engaged in the speculative trading of Commodity Interests (as hereinafter defined) under the direction of multiple professional commodity trading advisors.

     2. The Fund will retain the Consultant to, among other things, recommend the selection and termination of trading advisors to manage the Fund's trading in Commodity Interests, and to recommend the allocation and reallocation of the Fund's assets and notional funds among such trading advisors.

                                  ----------

     Section 1. Glossary of Terms. In this Agreement, the following terms shall have the meanings set forth below unless inconsistent with the subject or context.

Business Day            Weekdays, except for banking holidays in the United
                        States.

CEA The United States Commodity Exchange Act, as amended, and regulations thereunder.

CFTC                    The Unites States Commodity Futures Trading Commission.

Commodity Interests     Commodity futures contracts, spot and forward currency
                        contracts, cash commodities, swaps and rights and options on any of the foregoing, whether executed on an exchange or in over-the-counter transactions.

Disclosure Document     The CFTC regulated disclosure document prepared by each
                        of the Trading Advisors.

Effective Date          June 1, 2000.

General Partner         ProFutures, Inc., the General Partner of the Fund.

Net Asset Value         Net Asset Value means the Fund's total assets less
                        total liabilities, determined according to the following principles, and where no such principle is governing, then on the basis of Generally Accepted accounting Principles, consistently applied. For purposes of this calculation.

                        (a) Net Asset Value includes any realized or unrealized profit or loss on open securities and open commodity positions.

                        (b) All open securities and open commodity positions are valued at their then market value, which means with respect to open commodity position, the settlement price as determined by the exchange on which the transaction is effected or the most recent appropriate quotation as supplied by the Broker or banks through which the transaction is effected except the United States Treasury Bills (not futures contracts thereon) shall be carried at their cost plus accrued interest. If there are no trades on the date of the calculation due to the operation of the daily price fluctuation limits or due to a closing of the exchange on which the transaction is executed, the contract is valued at the nominal settlement price as determined by the exchange.


                        Interest, if any, shall be accrued monthly. The liquidating or market value of a commodity futures or options contract not traded on a United States commodity exchange shall mean its liquidating value determined by the General Partner on a basis consistently applied for each different variety of contract.

                        (c) Brokerage commissions on open positions shall be accrued in full as a liability of the Fund upon the initiation of such open positions. Management and incentive fees paid to the trading advisors shall be accrued monthly for purposes of calculating Net Asset Value only, even if not paid until the end of the quarter, incentive fees are calculated without regard to the fees paid to any consultant and the General Partner.

NFA                     The United States National Futures Association.

Trading Level           The aggregate amount of assets which the trading
                        advisors are instructed to treat as equity under management regardless of the actual level of Fund assets held in the accounts), which includes any notional funds, plus or minus increases or decreases in the allocated Net Asset Value since the most recent designation of the trading Level by the General
                        Partner.

Units                   The Fund's Units of Limited Partnership Interest.

     Section 2. Duties of the Consultant. Beginning with the Effective Date and throughout the term of this Agreement, the Consultant shall perform services for the Fund as follows:

     a. From time-to-time, as reasonably requested by the General Partner or more frequently if the Consultant sees fit, Consultant shall recommend to the General Partner the selection and termination of trading advisors for the Fund, and the allocation and reallocation of the Trading Level and Net Asset Value among the trading advisors. The Consultant will use its best efforts to provide the Fund with trading advisors which the Consultant believes it is in the best interests of the Fund to retain from time to time, subject to:
(i) the availability of such trading advisors, (ii) the fees which the Fund will pay the trading advisors and (iii) due consideration to the overall portfolio objectives of the Fund. Notwithstanding the foregoing, Consultant shall not have any discretionary authority with respect to the Fund whatsoever and all decisions regarding the selection and termination of trading advisors and the allocation and reallocation of the Fund's assets and notional funds shall be the exclusive responsibility of the Fund.

     b. Upon making any recommendations to the General Partner, the Consultant shall deliver to the Fund a reasonably detailed analysis of the Consultant's recommendations and how they are expected to affect the Fund's portfolio, along with a copy of the current Disclosure Document of each trading advisor recommended by the Consultant (it being understood that the Consultant shall have no liability for the accuracy or completeness of such Disclosure Documents or any other information furnished or representation made by the trading advisors).

     c. The Consultant is hereby authorized to negotiate fees with the trading advisors selected by the General Partner. Consultant shall not agree to any management fee in excess of 3% of allocated Trading Level per annum or an incentive fee in excess of 30% of trading profits without the approval of the General Partner. Consultant is not authorized to negotiate other advisory terms or conditions with trading advisors without advance written consent of the General Partner.

     d. The Consultant shall monitor the performance of the accounts of the Fund traded by each trading advisor. The Consultant will promptly advise and consult with the General Partner if it becomes aware of any material discrepancy between the performance of the Fund's account and the performance of other accounts managed by a trading advisor which are monitored by the Consultant. In providing such information, the Consultant may take such steps as are necessary to assure the confidentiality of the identity of each of the trading advisor's clients. The Consultant shall also monitor the risk of the individual and aggregate Commodity Interest positions of the accounts of the Fund. The Consultant will promptly advise and consult with the Fund if it becomes aware of any risk that Consultant believes, in its sole determination, is material to the Fund's performance posed by its trading positions.


     e. The Consultant shall provide the Fund with such non-proprietary and non-confidential information concerning any trading advisor as the General partner may reasonably request and which the Consultant is able to obtain without undue effort or expense, and shall provide the Fund will all information (including, without limitation, change in control, personnel, trading approach or financial condition) concerning any trading advisor of which the Consultant has knowledge and which the Consultant believes is material to the trading of the Fund's account by such trading advisor.

     f. The Consultant shall monitor the trading policies and restrictions applicable to the Fund as set forth in Exhibit A, attached hereto and incorporated herein by reference, and use reasonable care to ensure that the Fund's positions conform thereto. In the event that the Fund's positions do not so conform, the Consultant will promptly instruct the trading advisors to liquidate positions so as to bring the Fund's outstanding positions into conformity; provided that the Consultant shall not be responsible for selecting the specific Commodity Interest positions to be liquidated so as to effect compliance.

     g. The Consultant shall deliver to the Fund such periodic reports regarding the Fund's Commodity Interest trading as are reasonably requested by the General Partner. The Consultant shall recommend to the General Partner how and when to reallocate the Fund's Net Asset Value among the trading advisors or terminate the trading advisors if the Fund must pay expenses or redemption proceeds out of allocated assets.

     h. The Consultant shall provide such information about the Fund's trading or trading advisors as reasonably requested by the General Partner for the purpose of the General Partner preparing (i) information to be distributed to the partners of the Fund, (ii) offering materials for an offering of the Fund's Units, or (iii) information requested by a regulator or self-regulatory organization.

     i. Neither Consultant nor any of its principals or affiliates will receive any compensation or remuneration from or share in any of fees paid to, any of the Fund's trading advisors with respect to the Fund's account. Notwithstanding the foregoing, the Fund acknowledges that an affiliate of Consultant will continue to share fees paid by the Fund to Dennis Trading Group, Inc., a trading advisor engaged by the Fund before the date hereof, but that such share of fees will be paid by that affiliate only to persons who are not owners of the Consultant.

     Section 3. Additions and Withdrawals. The Fund may make withdrawals from or additions to its trading accounts; provided that the Fund shall use its best efforts to give the Consultant at least two (2) Business Days advance notice of all additions and withdrawals (or such shorter notice as is acceptable to the Consultant). The Fund shall endeavor to make all additions and withdrawals as of month end.

     Section 4. Notification Levels. The Consultant will use its best efforts to notify the General Partner in the event a trading advisor's Fund account suffers a 35% or more peak-to-valley decline from its highest month-end level in allocated Net Asset Value, after adjustment for additions and withdrawals to and from such trading advisor. If the Fund's overall Net Asset Value suffers a 40% or more peak-to-valley decline from its highest month-end level, after adjustment for additions, withdrawals and any Trading Level adjustments, the Consultant will promptly so notify the General Partner and recommend to it what the Consultant feels is the best course to reduce or reallocate the allocated Trading Level among the trading advisors.

     Section 5. Fees to the Consultant. The Fund will pay to the Consultant a monthly consulting fee equal to 1/12 of 1% of the month-end Net Asset Value (after reduction for operational and administrative expenses, brokerage commissions and associated expenses, and trading advisor fees), a 1% annual rate. The consulting fee shall be pro rated for any time period less than a month. The consulting fee shall be paid to the Consultant as soon as practicable after each calendar month-end, but no later than thirty (30) days thereafter.

     Section 6. Representation and Warranties of the Consultant. The Consultant represents and warrants to the Fund as follows:

     a. The Consultant is a corporation duly organized and validly existing under the laws of the State of Connecticut and is qualified to do business and is in good standing in each other jurisdiction in which the nature or conduct of its business requires such qualification and the failure to so qualify would materially adversely affect the Fund. The Consultant has full power and authority to perform its obligations under this Agreement.


     b. This Agreement has been duly and validly authorized, executed and delivered on behalf of the Consultant and is a valid and binding agreement of the Consultant enforceable in accordance with its terms.

     c. The Consultant and each principal of the Consultant have all federal and state governmental, regulatory and exchange licenses and approvals and have effected all filings and registrations with federal and state governmental and regulatory and self-regulatory agencies required to conduct their business and to perform their obligations under this Agreement. The Consultant is registered as a commodity trading advisor under the CEA and is a member of the NFA in such capacity, and each of the Consultant's principals is duly identified as such on the Consultant's Form 7-R, as amended.

     d. The execution and delivery of this Agreement, the incurrence of the obligations herein set forth and the consummation of the transactions contemplated herein will not violate, or constitute a breach of, or default under, the constituent documents of the Consultant or any order, rule, law or regulation binding on the Consultant of any court or any governmental body, administrative agency or self-regulatory organization having jurisdiction over the Consultant.

     e. There is not pending or, to the best of the Consultant's knowledge, threatened, any action, suit or proceeding before or by any court or other governmental body to which the Consultant is a party, or to which any of the assets of the Consultant is subject, which might reasonably be expected to result in any material adverse change in the condition, financial or otherwise, of the Consultant. Neither the Consultant nor any principal of the Consultant has received any notice of an investigation by the NFA or the CFTC regarding noncompliance by the Consultant or any of the Consultant's principals with the CEA.

     f. With respect to any description of the Consultant in the Memorandum approved in writing by the Consultant for inclusion in the Memorandum, the Memorandum does not contain an untrue statement of a material fact or omit to state a material fact necessary to make the statements set forth therein not misleading, in each case in light of the circumstances under which such statements are made.

     Section 7. Representations and Warranties of the Fund. The fund represents and warrants to the Consultant as follows:

     a. The Fund is a limited partnership organized, validly existing and in good standing under the laws of the State of Delaware. The Fund has full power and authority under the laws of the State of Delaware to conduct its business, to perform its obligations under this Agreement and to appoint the Consultant as a consultant of the Fund pursuant hereto.

     b. This Agreement has been duly and validly authorized, executed and delivered on behalf of the Fund and constitutes a valid and binding agreement of the Fund and constitutes a valid and binding agreement of the Fund enforceable in accordance with its terms.

     c. The execution and delivery of this Agreement, the incurrence of the obligations set forth herein and the consummation of the transactions contemplated herein will not violate, or constitute a breach of, or default under, the constituent documents of the Fund or any order, rule, law or regulation binding on the Fund of any court or any governmental body, administrative agency or self-regulatory organization having jurisdiction over the Fund.

     d. There is not pending or, to the best of the Fund's knowledge, threatened, any action, suit or proceeding before or by any court, arbitration panel or other governmental body to which the Fund is a party, or to which any of the assets of the Fund is subject which might reasonably be expected to result in any material adverse change in the condition, financial or otherwise, of the Fund. The Fund has not received any notice of an investigation, inquiry or dispute by any governmental body, administrative agency, self-regulatory organization or exchange regarding any activity of the Fund.

     e. The Fund acknowledges that the Consultant has not made any representation regarding the future profitability of the trading advisors it recommends or their future ability to avoid losses, and that futures trading is speculative and involves substantial risk of loss.


     Section 8.  Indemnification; Exculpation.

     The Fund shall indemnify, defend and hold harmless the Consultant, its affiliates and their respective shareholder, officers, directors, employees, agents and controlling persons (the "consultant Parties" or a "Consultant Party") from and against any and all losses, claims, damages, liabilities (joint and several), costs and expenses (including reasonable investigatory, legal and accounting fees and other expenses incurred in connection with, and any amounts paid in, any settlement; provided that the Fund shall have approved such settlement) resulting from a demand, claim, lawsuit, action or proceeding relating to or arising in connection with the advisory contracts with the trading advisors, the offering of the Fund's Units or the management or operation of the Fund; provided that such losses, claims, damages, liabilities, costs and expenses are not the result of a breach by the Consultant of this Agreement or an act or omission of a Consultant party constituting gross negligence, willful misconduct or bad faith.

     In respect of the Consultant's duties hereunder, neither the Consultant nor any other Consultant Party shall be subject to any liability to any of the Fund, its affiliates or any of their respective shareholders, officers, directors, employees, agents or controlling persons ("Fund Parties") for any loss, cost, damage or liability, including, without limitation, trading losses, except as a result of a breach of the Consultant's duties or obligations under this Agreement or by reason of an act or omission constituting gross negligence, willful misconduct or bad faith by any Consultant Party.

     The Consultant shall indemnify, defend and hold harmless the Fund Parties from and against any and all losses, claims, damages, liabilities (joint and several), costs and expenses (including any reasonable investigatory, legal and accounting fees and other expenses incurred in connection with, and any amounts paid in, any settlement; provided that the Consultant shall have approved such settlement) resulting from a demand, claim, lawsuit, action or proceeding incurred as a result of the breach by the Consultant of its duties or obligations under this Agreement or an act or omission of any Consultant Party constituting gross negligence, willful misconduct or bad faith.

     In no case shall an indemnifying party be liable under this indemnity agreement with respect to any claim made against it unless the indemnifying party shall be notified in writing of the nature of the claim within a reasonable time after the assertion thereof, but failure to so notify the indemnifying party shall not relieve it from any liability which it may have otherwise than on account of this indemnity agreement. The indemnifying party shall be entitled to participate at its own expense in the defense or, if it so elects within a reasonable time after receipt of such notice, to assume the defense of any suit so brought, which defense shall be conducted by counsel chosen by it and satisfactory to the indemnified party defendant or defendants therein. In the event that the indemnifying party elects to assume the defense of any such suit and retain such counsel, the indemnified party defendant or defendants in the suit shall bear the fees and expenses of any additional counsel thereafter retained by it or them.

     The foregoing agreement of indemnity shall be in addition to, and shall in no respect limit or restrict, any other remedies which may be available to an indemnified party.

     Section 9. Term. Unless sooner terminated pursuant to Section 10 hereof, this Agreement shall continue in effect until the first anniversary of the Effective Date and shall thereafter be renewed for successive one-year terms unless a party gives written notice of non-renewal at least thirty (30) days prior to a renewal date; provided, however, that the provisions set forth in
Section 8 of this Agreement shall survive any such termination (with respect to matters which arose prior to such termination), as shall the obligation to settle accounts hereunder.

     Section 10.  Termination.

     a. The Fund shall be entitled to terminate this Agreement at any time, upon notice to the Consultant, in the event that: (i) the Consultant's registration with the CFTC as a commodity trading advisor is suspended or terminated or its membership in NFA is suspended or revoked; (ii) the Consultant become bankrupt or insolvent; or (iii) the Fund is liquidated or dissolved.

     b. The Consultant shall be entitled to terminate this Agreement at any time, upon ten days prior written notice to the Fund, in the event that: (i the Fund becomes bankrupt or insolvent; or (ii) the Net Assets of the Fund drop below $3 million.


     c. Either the Fund or the Consultant may, in its discretion, terminate this Agreement if the other commits a material breach of any obligation or representation and warranty under this Agreement and does not cure such breach within fifteen (15) days following receipt of a notice from the non-breaching party that such breach has occurred.

     d. Either the Fund or the Consultant may, in its discretion, terminate this Agreement on thirty (30) days prior written notice to the other party.

     Section 11. Trading Advisor Information. Consultant agrees to provide the Fund with any information (other than confidential or proprietary information) reasonably requested by the Fund that the Consultant may obtain without undue effort or expense concerning each trading advisor. The Fund acknowledges and agrees that the trading approaches of the trading advisors, as well as certain other information relating to the trading advisors, are confidential and proprietary to each of the trading advisors. The Fund further agrees to keep confidential and not to disseminate any information regarding the trading advisors or the trading approaches used or specific trades made by any of the Trading Advisors to any person or entity, except as necessary or appropriate for the conduct of the business of the Fund or as required by law (including CFTC regulations and NFA rules).

     Section 12. Promotional Material. The Consultant shall reasonably cooperate with the Fund and its counsel in preparing disclosures regarding the Consultant for inclusion in selling material and offering documents for the Fund. Neither offering documents nor any other promotional material regarding the Fund may be distributed by the Fund or its agents without the prior approval of Consultant; but only as to substantive descriptions of the Consultant contained therein.

     Section 13. Status of the Parties. The Consultant shall for all purposes herein be deemed to be an independent contractor in respect of the Fund and the General Partner, and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund. The parties acknowledge that the Consultant is not a sponsor or promoter of the Fund.

     Section 14. Notices. All notices required to be delivered under this Agreement shall be in writing (including telegraphic communication, telex or facsimile). All notices shall be effective upon receipt.

  If to the Fund or General Partner to:

     Gary D. Halbert, President
     ProFutures, Inc., General Partner
     Alternative Asset Growth Fund, L.P.
     11612 Bee Cave Road -- Suite 100
     Austin, Texas  78738

  If to the Consultant to:

     Esther Goodman, Chief Operating Officer
     Kenmar Global Strategies Inc.
     Two American Lane
     PO Box 5150
     Greenwich, Connecticut  06831

     Section 15. No Assignment. No party hereto may assign any of its rights hereunder without the prior written consent of the other party.

     Section 16. Amendment. This Agreement may not be amended except by the prior written consent of the parties hereto.

     Section 17. Repetition of Representations. All representations made herein shall survive the execution of this Agreement and shall be deemed repeated as of any futures date on which Units are sold.


     Section 18.  Services to Other Clients.  It is understood and agreed that
(a) the Consultant may provide advisory services similar to or different from those described herein to other clients so long as the Consultant continues to satisfy all of its obligations to the Fund hereunder, (b) the Consultant may select for or recommend to any other client a particular trading advisor which the Consultant does not select for the Fund and (c) the persons employed by the Consultant to assist in the performance of its duties hereunder will not devote their full time to such performance.

     Section 19. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas, without regard to principles of conflicts of laws.

     Section 20. Entire Agreement; Counterparts. This Agreement sets forth the entire agreement of the parties relating to the subject matter hereof.
This Agreement may be executed in one or more counterparts each of which shall, however, together constitute one and the same document.

     Section 21. No Waiver. No failure or delay on the part of any party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise of any right, power or remedy. Any waiver granted hereunder must be in writing and shall be valid only in the specific instance in which given.

     Section 22. Headings. Headings to sections and subsections in this Agreement are for the convenience of the parties only and are not intended to be a part of or to affect the meaning or interpretation hereof.

     IN WITNESS WHEREOF, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, this Agreement has been executed for and on behalf of the undersigned as of the day and year first above written.

                                The "Fund":


                                ALTERNATIVE ASSET GROWTH FUND, L.P.,
                                a Delaware limited partnership
                                By:  ProFutures, Inc., the General Partner



                                By:  /s/ Gary D. Halbert
                                   ------------------------------------------
                                   Gary D. Halbert, President



                                The "Consultant":


                                KENMAR GLOBAL STRATEGIES INC.,
                                a Connecticut corporation



                                By:  /s/ Esther E. Goodman
                                   ------------------------------------------
                                   Esther E. Goodman, Chief Operating Officer


                                                                      EXHIBIT A

                     ALTERNATIVE ASSET GROWTH FUND, L.P.

                              TRADING POLICIES


     (1) The Fund will attempt to diversify its market position to avoid reliance on one or a few commodities. No Advisor may initiate additional positions in any commodity if the margins (or its equivalent) therefor, when added to the margins of all open positions in that commodity, would exceed
33 1/3% of the Allocated Net Asset Value (as defined) of the Fund attributable to the Advisor's management.

     (2) No Advisor may initiate positions if the margin (or its equivalent) therefor, when added to the margins of all then open positions, would exceed 75% of the Allocated Net Asset Value of the Fund attributable to the Advisor's management. In the event that, due to abrupt increases in required margins, the Fund's then open positions require margins in excess of that percentage, the total portfolio will be reduced as soon as practicable in light of market conditions to an amount within such percentage.

     (3) The Fund does not intend to regularly make or take delivery of commodities or to trade in cash commodities, other than forward contracts on foreign currencies. Open positions in futures contracts are expected to be closed prior to the delivery date and new positions generally will not be opened during the delivery month, as far as practicable.

     (4) The Fund will not employ the trading technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or a related commodity. However, an Advisor may take into account the Fund's open trade equity in assets of the Fund in determining whether to acquire additional commodity futures contracts on behalf of the Fund.

     (5) No loans may be made by the Fund to any person, including the General Partner and its affiliates.

     (6) The Fund's assets will not be commingled with the assets of any other person; funds used to satisfy margin requirements will not be considered commingled for this purpose.

     (7) No rebates or give-ups may be paid to or received by the General Partner, nor may the General Partner participate in any reciprocal business arrangements which could circumvent this prohibition.

     (8) No Advisor may receive an incentive or management fee if it participates, directly or indirectly, in any commodity brokerage commissions generated by the Fund.


                                  Exhibit 10.6


                          STOCK SUBSCRIPTION AGREEMENT

                                  BY AND BETWEEN

                              ABN AMRO INCORPORATED
                                       AND
                                 PROFUTURES, INC.


    THIS STOCK SUBSCRIPTION AGREEMENT (as it may be amended from time to time, the "Agreement"), by and between ABN AMRO Incorporated ("ABN") and ProFutures, Inc. ("ProFutures"), is made as of this 30th day of April, 2001.

     WHEREAS, ProFutures entered into Stock Subscription Agreements, dated August 15, 1990, August 15, 1991, and September 1, 1991, respectively, each substantially in the form hereof, with Virginia Trading Corporation ("VTC"), and the Virginia Trading division of Quantum Financial Services, Inc. ("Quantum"), respectively;

     WHEREAS, the issued and outstanding capital stock of VTC was acquired by Quantum which operated VTC's business as the Virginia Trading division of Quantum;

     WHEREAS, the issued and outstanding capital stock of Quantum was acquired by the ING Group on January 7, 1994 and the name of Quantum was ultimately changed to ING Securities, Futures & Options Inc. ("ING");

     WHEREAS, ProFutures entered into revised Stock Subscription Agreements with ING as of August 1, 1998 with respect to each of ProFutures Long/Short Growth Fund, L.P., a Delaware limited partnership ("PLSGF"), ProFutures Diversified Fund, L.P., a Delaware limited partnership ("PDF") and Alternative Asset Growth Fund, L.P., a Delaware limited partnership ("AAGF");

     WHEREAS, ProFutures entered into a Stock Subscription Agreement with respect to ProFutures Strategic Allocation Trust, a Delaware business trust ("PSAT"), as of August 31, 2000;

     WHEREAS, ING sold certain customer accounts and related assets and liabilities to ABN as of April 30, 2001;

     WHEREAS, the parties desire to enter desire to enter into this Agreement to reflect (a) that the respective rights and duties hereunder shall belong to ABN, and (b) the current terms of the stock subscription obligation of ABN;

     WHEREAS, pursuant to separate customer agreements (the "Brokerage Agreement"), ABN is the futures commission merchant for each of PLSGF, PDF, AAGF and PSAT (collectively, the "Funds");

     WHEREAS, ProFutures is obligated by the Agreement of Limited Partnership of PDF, as amended and restated on December 1, 1993 (the "PDF Agreement of Limited Partnership"), to maintain a minimum net worth equal to: (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner capitalized at
 $2,500,000 or less; or (ii) 10% of the aggregate capital contributions of the limited partners of any limited partnerships for which it acts as general partner capitalized at greater than $2,500,000 (which includes PDF, PLSGF and AAGF) and with respect to PSAT, the greater of $50,000 or at least 5% of the total contributions to PSAT (collectively, the "Net Worth Requirement");

     WHEREAS, ProFutures has the responsibility for determining the adequacy of its net worth and the application of this Agreement towards the Net Worth Requirement; and

    WHEREAS, ABN has agreed to subscribe for stock of ProFutures to enable ProFutures to continue to meet the Net Worth Requirement.

     NOW, THEREFORE, in consideration of the mutual promises made herein and other good and valuable consideration, the parties hereto agree as follows:

     1. Purchase of Shares. On the date hereof and continuing on a regular is as agreed upon by the parties, ABN and ProFutures shall determine the aggregate amount of the subscription for shares of ProFutures' common stock required to enable ProFutures to continue to meet the Net Worth Requirement. Based upon such determination (as confirmed in writing in the form attached as Exhibit A, each executed original of which is incorporated herein by reference), ABN will subscribe for the total subscription required for ProFutures to meet the Net Worth Requirement; provided, that in no event shall the total aggregate subscription with respect to the PSAT and PLSGF exceed $7 million; and provided further that in no event shall the total aggregate subscription with respect to PDF and AAGF exceed $7 million. The purchase price for the shares of common stock subscribed for by ABN thereupon shall be equal to book value per share as determined by an independent certified public accountant selected and paid by ProFutures on the date(s) this obligation is met, but in no event less than $.01 per share. In the event that any one of the Funds both exceeds its Trading Suspension Level and, in fact, exhausts all its assets to satisfy obligations of such Fund, the subscription required for ProFutures to satisfy the Net Worth Requirement shall be callable by ProFutures on demand; provided, however, that: (a) ProFutures shall use its own capital first to meet the Net Worth Requirement; and (b) any such demand shall relate only to capital deficiencies resulting solely from the ordinary, lawful and necessary operations and activities of such Fund which cause ProFutures' net worth to fall below the Net Worth Requirement. The parties expressly acknowledge that, unless otherwise agreed in writing by both parties in their sole and absolute discretion as to other specific projects or activities, ABN shall not have to subscribe to satisfy capital deficiencies resulting from activities and operations of ProFutures other than those associated with one of the Funds. Payment for the subscription called shall be made by wire transfer within thirty (30) days after the date of call. Upon payment, ProFutures shall issue to ABN that number of shares for which full consideration has been paid. ProFutures shall notify ABN promptly if a Fund reaches the Trading Suspension Level (as set forth in such Fund's Agreement of Limited Partnership or Declaration of Trust and Trust Agreement, as the case may be), which notice shall be sent pursuant to Section 14 hereof and addressed to both ABN's General Counsel and Chief Financial Officer.

     2. Share Rights. Upon issuance, all shares of ProFutures' common stock shall be fully paid and non-assessable and shall entitle the holder to all rights applicable to such shares.

     3. Computations. For purposes of meeting the Net Worth Requirement, all subscriptions for common stock shall be carried at face amount without deduction or discount. Any interests in the Funds owned by ProFutures or any of ProFutures' interests in other entities of which it is the general partner or managing owner shall not be included in the computation of its net worth for compliance with the Net Worth Requirements.

     4. Lower Net Worth. In the event that, at any time, the Net Worth Requirement is amended pursuant thereto so that the Net Worth Requirement for ProFutures is lowered, ProFutures shall promptly notify ABN and upon demand by ABN effect a reduction in its net worth (but not below that required by the PDF Agreement of Limited Partnership) by cancellation of such excess subscription amount in appropriate fashion.

     5. ProFutures Activities. ProFutures agrees, for so long as this Agreement is in effect, not to engage in any activities unrelated to its current activities of being: (a) a commodity trading advisor; (b) general partner of PLSGF; (c) general partner of AAGF; (d) general partner of PDF;
(e) managing owner of PSAT; (f) engaged in a similar activity involving ABN or an associated company thereof; and (g) an introducing broker, without the consent of ABN. Such undertaking shall include ProFutures' best efforts to conserve capital and avoid expenses to the extent feasible to minimize the need of ProFutures to call the subscription, especially as it relates to the Net Worth Requirement attributable to the Funds. ProFutures also agrees to cooperate in good faith with ABN in the conduct of its affairs including, without limitation, its full cooperation in responding to any reasonable request for information by ABN.

     6. Bank Holding Company Act. In the event this subscription amount is called by ProFutures with respect to a Fund, ProFutures agrees to operate such Fund in compliance with the Bank Holding Company Act of 1956, as amended (the "Act"), liquidating any positions that, under the Act, may not be held by such Fund. ProFutures and ABN acknowledge and agree that such positions shall be liquidated in a commercially reasonable manner consistent with ProFutures' fiduciary duties to such Funds.

     7. ABN's Activities. ABN hereby agrees that it shall: (a) not purchase or otherwise acquire any units of limited partnership interest or beneficial interest of a Fund; (b) provide all information which in the opinion of counsel for ProFutures is required for ProFutures to comply with federal and state securities and tax laws; and (c) cooperate in good faith with ProFutures in the conduct of its affairs.

     8. Amendments; Assignments. No change or modification to this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto. However, this Agreement may not be assigned by either party without the prior written consent of the other, and any attempted assignment without such consent shall be void. No change in ownership of either party shall in any way affect its obligation hereunder or in any related agreements.

     9. Third Party Beneficiaries. Third party beneficiary rights, if any, under this Agreement are expressly limited to the limited partners or unitholders, as the case may be, of a Fund, to the Net Worth Requirement for the period commencing on the date of this Agreement until the termination of this Agreement.

     10. Term. This Agreement shall continue in effect for a period of one (1) year from the date of this Agreement and shall be automatically renewed for additional one (1) year terms. Notwithstanding the foregoing, either party may terminate this Agreement at anytime after having given the other party at least sixty (60) days prior written notice of its intent to terminate. In the event a Fund terminates ABN as its clearing broker, this Agreement will terminate on the same date as the relevant Brokerage Agreement terminates. In the event that ABN terminates the Brokerage Agreement and ceases to serve as the clearing broker to a Fund, or the Brokerage Agreement expires, this Agreement will continue for up to thirty (30) days after the date such Brokerage Agreement terminates or expires with respect to such Fund; provided, that ProFutures shall provide ABN with copies of the daily statements from such Fund's other clearing broker(s) during the period that ABN is not the clearing broker and this Agreement is still in effect.

     11. Information Requirements of ProFutures. During the term of this Agreement, ProFutures shall promptly furnish to ABN the following:

     (a) copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving, relating to or against ProFutures or against any Fund including, without limitation, claims by any limited partner a unitholder, as the case may be, of a Fund;

     (b) upon request by ABN, copies of the following financial statements for any Fund: (i) monthly unaudited balance sheets and income statements; (ii) monthly asset reports for all assets regardless of where located; (iii) annual audited financial statements and any other interim audits available; and (iv) copies of statements from the other holders of such Fund's assets when they are received;

     (c)  upon request by ABN, copies of the following financial statements for
ProFutures: (i) quarterly and annual unaudited balance sheets and income statements; and (ii) any audited statements available; and

     (d) upon request by ABN, copies of marketing materials used in connection with any Fund concurrent with their use.

     ABN shall have the right to review the books and records of ProFutures (excluding any information on its trading systems), at its office on reasonable notice during normal business hours, and subject to ABN's maintaining strict confidentiality as to the information so reviewed.

     12. Other Conditions. In the event ProFutures shall voluntarily file (or have involuntarily filed against it) a petition seeking protection from creditors pursuant to the United States Bankruptcy Code, as amended (the "Code"), or be subjected to the supervision of a receiver appointed by a state or federal court of competent jurisdiction, and any debtor in possession, trustee or receiver shall subsequently make a call upon ABN for any cash contributions under this Agreement, the parties hereto specifically agree that ABN shall be required to contribute such cash to ProFutures as is required to satisfy the Net Worth Requirement only upon ProFutures' transfer (free and clear of all liens and encumbrances) of such assets as are held in the name of

ProFutures having a fair market value equal to, or greater than, the value of the purchase price required of ABN by such debtor in possession, trustee or receiver. Such transfer of assets shall be in lieu of ProFutures' issuance of shares in exchange for cash; and further provided, that the transfer of such assets to ABN shall be first approved by a United States Bankruptcy Court Judge, or the court officer having jurisdiction over any appointed receiver, and ABN shall be awarded fee simple ownership and possession of such assets pursuant to Section 363 of the Code.

     13. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to contracts made in that state without reference to its conflict of laws provisions.

     14. Notices. Any notices required or desired to be given under this Agreement shall be given in writing and shall be effective when given personally on the date delivered or, when given by mail, overnight courier or telefacsimile (provided receipt of the latter is orally confirmed), upon the date of receipt, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

           If to ProFutures:

                     ProFutures, Inc.
                     11612 Bee Cave Road - Suite 100
                     Austin, Texas  78738
                     Attn:  Gary D. Halbert, President

           If to ABN:

                     ABN AMRO Incorporated
                     208 S. LaSalle
                     Chicago, Illinois  60604
                     Attn:  Ben A. Witt, President


     15. Entire Agreement. This Agreement contains the entire understanding of the parties with respect to the matters covered hereby. All prior subscription agreements and concomitant obligations of the parties and ING are superceded by this Agreement.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement under seal as of the date first above written.

                                        ABN AMRO INCORPORATED



                                        By:  /s/ Allan Zavarro
                                           --------------------------------
                                        Name:Allan Zavarro
                                        Title:  Senior Managing Director



                                        PROFUTURES, INC.



                                        By:  /s/ Gary D. Halbert, President
                                           --------------------------------

                                                                    EXHIBIT A

                               ABN AMRO INCORPORATED
                                   208 S. LaSalle
                                 Chicago, Illinois


                                   April 30, 2001


Gary Halbert, President
ProFutures, Inc.
11612 Bee Cave Road - Suite 100
Austin Texas   78738


Dear Mr. Halbert:

     This is to confirm to ProFutures, Inc. the obligation of the undersigned ABN AMRO Incorporated ("ABN") pursuant to the April 30, 2001 Stock Subscription Agreement (as amended from time to time, the "Agreement") between ProFutures, Inc. ("ProFutures") and ABN, as outlined below. As of March 31, 2001, the aggregate relevant capital contributions by the limited partners or unitholders, as the case may be, of the following funds is as follows:

     ProFutures Strategic Allocation Trust                $ 1,889,200.77
     ProFutures Long/Short Growth Fund, L.P.              $23,192,851.05
     ProFutures Diversified Fund, L.P.                    $35,094,366.91
     Alternative Asset Growth Fund, L.P.                  $ 7,595,016.91
     Aggregate                                            $67,771,435.64

     Pursuant to the Agreement, accordingly, ABN hereby subscribes to purchase 42,680 shares of ProFutures (at $145.16 per share), being that number of shares which will enable ProFutures to maintain its Net Worth Requirement as defined in the Agreement. It is our understanding under the Agreement that such subscription will be called only if and subject to the conditions as set forth in the Agreement occur. This subscription commitment supersedes all prior subscription commitments pursuant to the Agreement.

                                        ABN AMRO INCORPORATED



                                        By:  /s/ Allan Zavarro
                                           --------------------------------
                                        Name:Allan Zavarro
                                        Title:  Senior Managing Director


ADKNOWLEDGED:

PROFUTURES, INC.



By:  /s/ Gary D. Halbert, President
   --------------------------------