Form 10-Q
period 2002-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2002-05-14
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2002.

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

                        For the Quarter Ended March 31, 2002
                                    ------------

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


                                      Yes  X
                                      No


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         March 31, 2002 (Unaudited) and December 31, 2001 (Audited)
                                 -----------



                                                   March 31,    December 31,
                                                     2002           2001
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 5,404,613   $ 6,425,296
    Unrealized gain on open contracts                 408,572       280,179
                                                  -----------   -----------

      Deposits with broker                          5,813,185     6,705,475

  Cash                                                 10,710         1,688
                                                  -----------   -----------

      Total assets                                $ 5,823,895   $ 6,707,163
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    11,880   $    14,985
  Commissions and other trading fees
    on open contracts                                   9,979        11,109
  Management fees payable                              63,306        74,604
  Redemptions payable                                 120,676       274,525
                                                  -----------   -----------

      Total liabilities                               205,841       375,223
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 and 92 units outstanding
    at March 31, 2002 and December 31, 2001           109,490       106,803
  Limited Partners - 5,103 and 5,346 units
    outstanding at March 31, 2002 and
    December 31, 2001                               5,508,564     6,225,137
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           5,618,054     6,331,940
                                                  -----------   -----------

                                                  $ 5,823,895   $ 6,707,163
                                                  ===========   ===========


                         See accompanying notes.



                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                               March 31, 2002
                                ------------


LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Agricultural                              $ 16,982     0.30%
             Currency                                    (2,745)   (0.05)%
             Energy                                     185,468     3.30%
             Interest rate                               41,873     0.75%
             Metal                                       16,839     0.30%
             Stock index                                (25,277)   (0.45)%
                                                       --------    -----

             Total long futures contracts              $233,140     4.15%
                                                       --------    -----


SHORT FUTURES CONTRACTS
----------- -----------

             Agricultural                              $ 19,175     0.34%
             Currency                                    39,156     0.70%
             Interest rate                              121,389     2.16%
             Metal                                       (6,431)   (0.11)%
             Stock index                                  2,143     0.04%
                                                       --------    -----

             Total short futures contracts             $175,432     3.13%
                                                       --------    -----

             Total futures contracts                   $408,572     7.28%
                                                       ========    =====


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           March 31,
                                                      2002          2001
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $  (420,999)  $   611,018
    Change in unrealized                              128,393      (222,689)
                                                  -----------   -----------

      Gain (loss) from trading                       (292,606)      388,329

  Interest income                                      25,474        92,876
                                                  -----------   -----------

      Total income (loss)                            (267,132)      481,205
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                59,870        31,369
  Incentive fees                                            0        64,538
  Management fees                                     111,861       136,880
  Operating expenses                                   26,753        26,436
                                                  -----------   -----------

      Total expenses                                  198,484       259,223
                                                  -----------   -----------

      NET INCOME (LOSS)                           $  (465,616)  $   221,982
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 5,391 and
  6,520, respectively)                            $    (86.37)  $     34.05
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    (84.80)  $     36.00
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------

Balances at
   December 31, 2001          5,438     $106,803  $ 6,225,137  $ 6,331,940

Net (loss) for the
 three months ended
 March 31, 2002                           (7,313)    (458,303)    (465,616)

Additions                        10       10,000            0       10,000

Redemptions                    (244)           0     (258,270)    (258,270)
                             ------     --------  -----------  -----------

Balances at
 March 31, 2002               5,204     $109,490  $ 5,508,564  $ 5,618,054
                             ======     ========  ===========  ===========

Balances at
   December 31, 2000          6,667     $109,373  $ 7,840,545  $ 7,949,918

Net income for the
 three months ended
 March 31, 2001                            3,302      218,680      221,982

Redemptions                    (451)           0     (536,642)    (536,642)
                             ------     --------  -----------  -----------

Balances at
 March 31, 2001               6,216     $112,675  $ 7,522,583  $ 7,635,258
                             ======     ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2000                        $  1,192.34
                                           ===========
  March 31, 2001                           $  1,228.34
                                           ===========
  December 31, 2001                        $  1,164.33
                                           ===========
  March 31, 2002                           $  1,079.53
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001.

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

         ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), the Partnership's broker, whereby ABN has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

         The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value.

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2002 and 2001 were $29,027 and $39,171, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2002 and December 31, 2001 were $9,605 and $11,057, respectively.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 23% of Trading Profits (as defined).

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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the three months ended March 31, 2002 and 2001 were $29,027 and $39,171, respectively.

         In addition, Kenmar Global Strategies Inc. (Kenmar) serves as a consultant and assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar totaled $14,513 and $19,586 for the three months ended March 31, 2002 and 2001, respectively.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           December 31, 2001 and 2000                $1,164.33     $1,192.34
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (20.99)       (20.70)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)          (63.81)        56.70
                                                     ---------     ---------

               Total income (loss) from operations      (84.80)        36.00
                                                     ---------     ---------

         Net asset value per unit at
           March 31, 2002 and 2001                   $1,079.53     $1,228.34
                                                     =========     =========


           Total Return (4)                              (7.28)%        3.02%
                                                        =======       ======


           Supplemental Data

           Ratios to average net asset value: (5)
             Expenses prior to incentive fees (6)        (9.47)%       (8.48)%
             Incentive fees                               0.00%        (3.35)%
                                                        ------        -------

               Total expenses (1)                        (9.47)%      (11.83)%
                                                        =======       =======

             Net investment (loss) (1)                   (7.73)%       (7.01)%
                                                        =======       =======


           Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (4)  Not annualized.
          (5)  Annualized.
          (6) Excludes brokerage commissions, other trading fees and incentive fees.



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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: For the quarter ended March 31, 2002 the Partnership had a net loss of $(465,616) as compared to net income of $221,982 for the quarter ended March 31, 2001.

             The futures markets remained choppy in the first quarter of 2002. While the economy was showing some signs of improvement, there were also some negative signs that caused uncertainty. The troubles in the Middle East lead to large increases in oil and gas prices. Gold prices also moved higher early in the quarter, but gave back some of their gains at the end of the quarter.

             In January 2002, the Partnership lost 5.00%. There were large losses in stock indexes and agricultural commodities. Large losses were also incurred in interest rates and metals. Many of the other sectors were essentially flat.

             In February 2002, the Partnership lost 6.74%. The Partnership once again experienced losses in stock indexes and interest rates. In addition, there were also losses in the energy complex and foreign currencies. There were some gains in agricultural commodities and precious metals. These however, were not enough to offset the losses for the month.

             In March 2002, the Partnership managed to gain 4.66%. There were gains in the energy complex, including Brent Crude Oil and Unleaded Gas. There were also some gains in bonds and stock indexes. There were losses in currencies, including the Japanese Yen and the Swiss Franc. There were also some small losses in cotton and aluminum. These losses however were not enough to offset the gains.

             For the first quarter 2002, the Partnership's losses overall were primarily due to currencies and stock index futures.

             As of March 31, 2002, 5,204 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $5,618,054 ($1,079.53 per Unit). This represents a decrease in Net Asset Value of $(713,886) compared with December 31, 2001. The decrease is caused by redemptions of limited partner units and first quarter net losses.

             The Partnership's Trading Advisors had small losses during January and February 2001. March 2001 was a much more active month, and the Advisors were able to show gains in almost all market sectors, particularly foreign currencies, stock indexes, and interest rates. The only negative sector in March was energy. For the first quarter of 2001, the Partnership's net result was a gain of 3.02%.

             As of March 31, 2001, 6,216 Units are outstanding, including 92 General Partner Units, with an aggregate Net Asset Value of $7,635,258 ($1,228.34 per Unit). This represents a decrease in Net Asset Value of $314,660 compared with December 31, 2000. The decrease related primarily to redemptions of limited partner units exceeding first quarter net income.

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