Form 10-Q
period 2002-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 2002-11-14
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2002.

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

                      For the Quarter Ended September 30, 2002
                                    ------------

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


                                Yes  X
                                No


Indicate by check mark whether the registrant is an accelerated filer (as Defined in Rule 12b-2 of the Exchange Act).

                                Yes
                                No   X


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
          September 30, 2002 (Unaudited) and December 31, 2001 (Audited)
                                 -----------



                                                 September 30,  December 31,
                                                     2002           2001
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 6,433,915   $ 6,425,296
    Unrealized gain on open contracts                 470,639       280,179
                                                  -----------   -----------

      Deposits with broker                          6,904,554     6,705,475

  Cash                                                  2,493         1,688
                                                  -----------   -----------

      Total assets                                $ 6,907,047   $ 6,707,163
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    14,832   $    14,985
  Commissions and other trading fees
    on open contracts                                   8,708        11,109
  Incentive fee payable                               209,676             0
  Management fees payable                              69,553        74,604
  Redemptions payable                                  37,556       274,525
                                                  -----------   -----------

      Total liabilities                               340,325       375,223
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 and 92 units outstanding
    at September 30, 2002 and December 31, 2001       135,981       106,803
  Limited Partners - 4,797 and 5,346 units
    outstanding at September 30, 2002 and
    December 31, 2001                               6,430,741     6,225,137
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           6,566,722     6,331,940
                                                  -----------   -----------

                                                  $ 6,907,047   $ 6,707,163
                                                  ===========   ===========


                         See accompanying notes.



                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                             September 30, 2002
                                 (Unaudited)
                                 -----------



LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Agricultural                              $ 54,610     0.83 %
             Currency                                    24,448     0.37 %
             Energy                                      60,565     0.92 %
             Interest rate                              290,192     4.42 %
             Metal                                          951     0.01 %
             Stock index                                 (2,423)   (0.04)%
                                                       --------    -------

             Total long futures contracts              $428,343     6.51 %
                                                       --------    -------


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                              $    121     0.00 %
             Currency                                     1,415     0.02 %
             Interest rate                               (4,714)   (0.07)%
             Metal                                       12,204     0.19 %
             Stock index                                 33,270     0.51 %
                                                       --------    -------

             Total short futures contracts             $ 42,296     0.65 %
                                                       --------    -------

             Total futures contracts                   $470,639     7.16 %
                                                       ========    =======


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 2002 and 2001
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                         September 30,
                                                      2002          2001
                                                   ---------     ---------
INCOME
  Trading gains
    Realized                                      $ 1,367,270   $   345,859
    Change in unrealized                                3,022       417,577
                                                  -----------   -----------

      Gain from trading                             1,370,292       763,436

  Interest income                                      27,743        58,991
                                                  -----------   -----------

      Total income                                  1,398,035       822,427
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                42,113        85,297
  Incentive fees                                      209,675        65,210
  Management fees                                     121,394       134,905
  Operating expenses                                   29,490        26,823
                                                  -----------   -----------

      Total expenses                                  402,672       312,235
                                                  -----------   -----------

      NET INCOME                                  $   995,363   $   510,192
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED
  PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    4,938 and 5,926, respectively)                $    201.55   $     86.10
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    201.45   $     86.79
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)
                               -----------



                                                      Nine Months Ended
                                                         September 30,
                                                      2002          2001
                                                   ---------     ---------
INCOME
  Trading gains
    Realized                                      $ 1,344,803   $   741,697
    Change in unrealized                              190,460        48,035
                                                  -----------   -----------

      Gain from trading                             1,535,263       789,732

  Interest income                                      76,426       218,461
                                                  -----------   -----------

      Total income                                  1,611,689     1,008,193
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               168,342       163,523
  Incentive fees                                      209,968       139,705
  Management fees                                     337,523       401,088
  Operating expenses                                   79,841        79,075
                                                  -----------   -----------

      Total expenses                                  795,674       783,391
                                                  -----------   -----------

      NET INCOME                                  $   816,015   $   224,802
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED
  PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period of
    5,144 and 6,196, respectively)                $    158.62   $     36.28
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    176.39   $     40.68
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units      General     Limited       Total
                           -----------  ---------  -----------  -----------

Balances at
   December 31, 2001          5,438      $106,803  $ 6,225,137  $ 6,331,940

Net income for the
 nine months ended
 September 30, 2002                        19,178      796,837      816,015

Additions                        10        10,000            0       10,000

Redemptions                    (550)            0     (591,233)    (591,233)
                             ------     ---------  -----------  -----------

Balances at
 September 30, 2002           4,898     $ 135,981  $ 6,430,741  $ 6,566,722
                             ======     =========  ===========  ===========

Balances at
   December 31, 2000          6,667     $ 109,373  $ 7,840,545  $ 7,949,918

Net income for the
 nine months ended
 September 30, 2001                         3,731      221,071      224,802

Redemptions                    (861)            0   (1,015,397)  (1,015,397)
                             ------     ---------  -----------  -----------

Balances at
 September 30, 2001           5,806     $ 113,104  $ 7,046,219  $ 7,159,323
                             ======     =========  ===========  ===========

Net asset value
 per unit at
  December 31, 2000                        $  1,192.34
                                           ===========
  September 30, 2001                       $  1,233.02
                                           ===========
  December 31, 2001                        $  1,164.33
                                           ===========
  September 30, 2002                       $  1,340.72
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

         For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding units outstanding.

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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001.

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

         ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), the Partnership's primary broker, whereby ABN has subscribed to purchase (up to $7,000,000 subject to conditions set forth in the subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2002 and 2001 were $88,004 and $110,342, respectively. Such management fees earned for the three months ended September 30, 2002 and 2001 were $31,790 and $35,350, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2002 and December 31, 2001 were $11,053 and $11,057, respectively.

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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the nine months ended September 30, 2002 and 2001 were $88,004 and $110,342, respectively. Such fees earned for the three months ended September 30, 2002 and 2001 were $31,790 and $35,350, respectively.

         In addition, Kenmar Global Strategies Inc. (Kenmar) serves as a consultant and assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar totaled $44,002 and $55,171 for the nine months ended September 30, 2002 and 2001, respectively. Such fees earned by Kenmar for the three months ended September 30, 2002 and 2001 totaled $15,895 and $17,675, respectively.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                          September 30,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,139.27     $1,146.23
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (67.39)       (28.34)
           Net realized and change in
             unrealized gain from
             trading (2), (3)                           268.84        115.13
                                                     ---------     ---------

                 Total income from operations           201.45         86.79
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,340.72     $1,233.02
                                                     =========     =========

         Total Return (4)                                17.68 %        7.57 %
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value: (5)
           Expenses prior to incentive fees (1)           9.83 %        9.32 %
           Incentive fees                                13.65 %        3.75 %
                                                        -------       -------

                 Total expenses (1)                      23.48 %       13.07 %
                                                        =======       =======

           Net investment (loss) (1)                    (21.68)%       (9.68)%
                                                        =======       =======


                                                        Nine months ended
                                                          September 30,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,164.33     $1,192.34
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)              (107.09)       (64.78)
           Net realized and change in unrealized
             gain from trading (2), (3)                 283.48        105.46
                                                     ---------     ---------

                 Total income from operations           176.39         40.68
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,340.72     $1,233.02
                                                     =========     =========

         Total Return (4)                                15.15 %        3.41 %
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value: (5)
           Expenses prior to incentive fees (1)           9.54 %        8.79 %
           Incentive fees                                 4.80 %        2.55 %
                                                        -------       -------

                 Total expenses (1)                      14.34 %       11.34 %
                                                        =======       =======

           Net investment (loss) (1)                    (12.59)%       (7.35)%
                                                        =======       =======

           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


         -------------------
         (1)  Excludes brokerage commissions and other trading fees.
         (2)  Includes brokerage commissions and other trading fees.
         (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount for the nine months ended September 30, 2002 differs from the calculation of net trading gain per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
         (4)  Not annualized.
         (5)  Annualized.



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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the nine months ended September 30,2002 and 2001 consisted of the following:

                                                           2002        2001
                                                           ----        ----

                Three months ended March 31             $(465,616)  $ 221,982
                Three months ended June 30                286,268    (507,372)
                Three months ended September 30           995,363     510,192
                                                        ---------   ---------

                    Nine months ended September 30      $ 816,015   $ 224,802
                                                        =========   =========


             As of September 30, 2002, 4,898 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,566,722 ($1,340.72 per Unit). This represents an increase in Net Asset Value of $234,782 compared with December 31, 2001. The increase is caused by a net gain for the nine months ended September 30, 2002 offset by redemptions of limited partner units.

             As of September 30, 2001, 5,806 Units are outstanding, including 92 General Partner Units, with an aggregate Net Asset Value of $7,159,323 ($1,233.02 per Unit). This represents a decrease in Net Asset Value of $790,595 compared with December 31, 2000. The decrease relates to redemptions of limited partner units offset by net income.

             Third Quarter 2002
             ------------------

             The futures markets continued to be volatile in the third quarter of 2002. The equity markets suffered losses during the quarter, which significantly impacted the commodities markets. The looming threat of war with Iraq also had an impact on the markets, especially oil and gas futures.

             In July, the Partnership gained 8.13%. There were gains in interest rates and stock indexes along with gains in certain agricultural commodities. Those gains were partially offset by losses in the energy complex and metals.

             In August, the Partnership gained another 3.42%. Again, there were gains in interest rate markets. There were also gains in energy, precious metals, grains and livestock. There were losses in foreign currencies, stock index futures, and base metals.

             In September, the Partnership had another gain of 5.24%. There were gains in interest rates along with additional gains in stock indexes and energy. There were losses in precious metals.

             The Partnership had a total return of 17.68% for the quarter and 15.15% for the nine months ended September 30, 2002. For the third quarter 2002, the majority of the Partnership's trading gains were in interest rate futures and stock index futures and the largest loss was in foreign currencies.

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

             Third Quarter 2001
             ------------------

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

             The Partnership's net trading gains for the quarter ended September 30, 2001 resulted from gains in the agricultural, equities, metals and interest rate market sectors, offset slightly by losses in the energies and foreign currencies markets.

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

             Market and Credit Risk
             ----------------------

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



Item 4.  Controls and Procedures.

ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., with the participation of the general partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the general partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.



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

         Exhibits field herewith:

         99.1 Form of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

         99.2 Form of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.



CERTIFICATIONS
--------------



I, Gary D. Halbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alternative Asset Growth Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner




I, Debi B. Halbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alternative Asset Growth Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002
       ----------------------------------


/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



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



                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2002 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., general partner



                                         By:  /s/ Gary D. Halbert
                                              ---------------------------------
                                              Gary D. Halbert
                                              President
                                              November 13, 2002



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2002 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., general partner



                                         By:  /s/ Debi B. Halbert
                                              ---------------------------------
                                              Debi B. Halbert
                                              Chief Financial Officer
                                              November 13, 2002