Form 10-K
period 2002-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2003-03-27
CIK 851998

March   , 2003


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-K for the year ended December 31, 2002.

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

                  For the fiscal year ended:  December 31, 2002
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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [ ]   No [X]

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

(b)  General Description of the Business
     -----------------------------------

     ProFutures, Inc. a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. As of December 31, 2002 there were four Commodity Trading
     Advisors: Campbell & Co., Inc., Quay Capital Management Limited, Stratford Capital Management, Inc. and Winton Capital Management Limited (collectively, the "Advisors").

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

     Notional Funding Note: As of December 31, 2002, the Partnership has allocated notional funds to Advisors equal to approximately 40% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

     None of the Advisors or their respective principals own any Units of the Partnership. The Partnership's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partner; however, they also may be Advisors to other commodity pools with which the General Partner is currently associated. Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

(d)  Fees, Compensation and Expenses
     -------------------------------

     The descriptions and definitions contained in "Fees, Compensation and Expenses" on Pages 36- 38 of the Prospectus dated August 31, 1990 are incorporated herein by reference.

     The General Partner, for its services, receives a monthly management fee equal to 1/6 of 1% (2% annually) of month-end Net Asset Value.

     Effective June 1, 2000, ATA Research, Inc. resigned as the Partnership's Trading Manager and Kenmar Global Strategies Inc. (Kenmar) was engaged to serve as a consultant and perform similar functions as those previously performed by the Trading Manager. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the Advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives the same fee as previously paid to the Trading Manager, a monthly management fee equal to 1/12 of 1% (1% annually) of month-end Net Asset Value.

     A Consultant, for its administrative services to the Partnership, receives a monthly consulting fee equal to 1/6 of 1% (2% annually) of month-end
     Net Asset Value.

     The current Trading Advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, each Advisor receives a quarterly incentive fee of 20% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by the respective Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor will retain such payments but will receive no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits (as defined). Consequently, an incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of other Advisors. The General Partner may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of the present Advisors' contracts or at any other time in the discretion of the General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

(e)  Brokerage Arrangements
     ----------------------

     The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed. The General Partner has selected ABN AMRO Incorporated (ABN) as the Partnership's primary clearing broker. ABN is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

(f)  Financial Information About Industry Segments
     ---------------------------------------------

     The Partnership operates in only one industry segment, that of the speculative trading of futures contracts and other financial instruments. See also "Description of Futures Trading", pages 81 to 84 of the Prospectus dated August 31, 1990, which is incorporated herein by reference.

(g)  Regulation
     ----------

     The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the Commodity Futures Trading Commission (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "futures commission merchants"), commodity pool operators, commodity trading advisors and others. The General Partner is registered with the CFTC as a commodity pool operator and each Advisor is registered as a commodity trading advisor. Futures professionals such as the General Partner and the Advisors are also regulated by the National Futures Association, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Partnership's commodity pool operator, and the respective Advisors as commodity trading advisors, to the Partnership.

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


Item 2.  Properties.

     The Partnership does not own or lease any real property. The General Partner currently provides all necessary office space at no additional charge to the Partnership.


Item 3.  Legal Proceedings.

     The Partnership is not aware of any material ending legal proceedings to which it is a party or to which any of its assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fiscal year ended December 31, 2002, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.



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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 2002 was:

                 General Partner's Capital      1
                 Limited Partners' Capital    414

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4,338.536 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 2002, there were 414 Limited Partners holding 4,726 Units and 101 Units held by the General Partner.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.


Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2002, 2001, 2000, 1999 and 1998.

                                                                2002
                                                                ----

     Realized Gains (Losses)                                $  1,445,228
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         170,409
     Interest Income                                              99,567
     Management Fees                                             457,829
     Incentive Fees                                              238,951
     Net Income (Loss)                                           696,481
     General Partner Capital                                     133,611
     Limited Partner Capital                                   6,225,842
     Partnership Capital                                       6,359,453
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      137.24
     Net Asset Value Per Unit At
       End of Year                                              1,317.35

                                                                2001
                                                                ----

     Realized Gains (Losses)                                $    879,553
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (242,447)
     Interest Income                                             255,465
     Management Fees                                             536,862
     Incentive Fees                                              139,705
     Net Income (Loss)                                          (155,163)
     General Partner Capital                                     106,803
     Limited Partner Capital                                   6,225,137
     Partnership Capital                                       6,331,940
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (25.52)
     Net Asset Value Per Unit At
       End of Year                                              1,164.33

                                                                2000
                                                                ----

     Realized Gains (Losses)                                $ (1,534,607)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (173,707)
     Interest Income                                             573,187
     Management Fees                                             648,717
     Incentive Fees                                              248,648
     Net Income (Loss)                                        (2,558,071)
     General Partner Capital                                     109,373
     Limited Partner Capital                                   7,840,545
     Partnership Capital                                       7,949,918
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (320.22)
     Net Asset Value Per Unit At
       End of Year                                              1,192.34


                                                                1999
                                                                ----

     Realized Gains (Losses)                                $    270,179
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         496,473
     Interest Income                                             666,712
     Management Fees                                             934,591
     Incentive Fees                                              348,829
     Net Income (Loss)                                          (469,685)
     General Partner Capital                                     479,238
     Limited Partner Capital                                  12,824,661
     Partnership Capital                                      13,303,899
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (47.22)
     Net Asset Value Per Unit At
       End of Year                                              1,481.64


                                                                1998
                                                                ----

     Realized Gains (Losses)                                $  4,228,116
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (559,093)
     Interest Income                                             810,610
     Management Fees                                             986,596
     Incentive Fees                                              979,982
     Net Income (Loss)                                         1,756,068
     General Partner Capital                                     495,271
     Limited Partner Capital                                  16,233,207
     Partnership Capital                                      16,728,478
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      150.78
     Net Asset Value Per Unit At
       End of Year                                              1,531.21


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

(c)  Results of Operations
     ---------------------

     The Partnership's net income (loss) for each quarter of the years ended December 31, 2002 and 2001 consisted of the following:

                             1st Qtr.      2nd Qtr.     3rd Qtr.      4th Qtr.
                               2002          2002         2002          2002
                           -----------    ---------    ----------    ---------

     Gain (loss) from
       trading             $  (292,606)   $ 457,576    $1,370,292    $  80,375
     Total income (loss)      (267,132)     480,785     1,398,035      103,516
     Net income (loss)        (465,616)     286,268       995,363     (119,534)

     Net income (loss)
       per Unit                 (86.37)       56.09        201.55       (24.55)
     Increase (decrease)
       in Net Asset Value
       per Unit                 (84.80)       59.74        201.45       (23.37)

     Net Asset Value per
       Unit at end of
       period                 1,079.53     1,139.27      1,340.72     1,317.35


                             1st Qtr.      2nd Qtr.     3rd Qtr.      4th Qtr.
                               2001          2001         2001          2001
                           -----------    ---------    ----------    ---------

     Gain (loss) from
       trading             $   388,329    $(362,033)   $  763,436    $(152,626)
     Total income (loss)       481,205     (295,439)      822,427     (115,622)
     Net income (loss)         221,982     (507,372)      510,192     (379,965)

     Net income (loss)
       per Unit                  34.05       (82.61)        86.10       (66.31)
     Increase (decrease)
       in Net Asset Value
       per Unit                  36.00       (82.11)        86.79       (68.69)

     Net Asset Value per
       Unit at end of
       period                 1,228.34     1,146.23      1,233.02     1,164.33


     Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


     Year Ended December 31, 2002
     ----------------------------

     2002 had net income of $696,481 or $137.24 per Unit. At December 31, 2002, partners' capital totaled $6,359,453, a net increase of $27,513 from December 31, 2001 including capital redemptions of $678,968. Net Asset Value per Unit at December 31, 2002 amounted to $1,317.35, as compared to $1,164.33 at December 31, 2001, an increase of 13.14%.

     The net income for 2002 resulted primarily from trading gains in the foreign currencies, interest rates and energy market sectors, partially offset by losses in the agricultural, equities and metals market sectors.

     Fourth Quarter 2002
     -------------------

     The futures markets continued to be very volatile in the fourth quarter of 2002. The ongoing threat of war with Iraq, and its impact on the energy markets, caused much of the volatility. Gold prices soared in part due to this uncertainty, as well as uncertainty over economic prospects for the future. The equity markets were up, for the most part, at the end of the quarter.

     In October, the Partnership lost 6.92%. There were very large losses in interest rates, energy and foreign currencies. There were also smaller losses in other sectors.

     In November, the Partnership lost another 3.20%. There were gains in base metals but these were offset by losses in interest rates, energy and precious metals.

     In December, the Partnership had a gain of 9.05%. There were gains in foreign currencies, energy and interest rates which offset the losses in the equities, base metals and agricultural sectors.

     The Partnership finished the year with a gain of 13.14%. The volatility in the futures markets allowed some traders to capitalize on trends in various markets.

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


Item 11.  Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner receives, as compensation for its services, a monthly management fee equal to 1/6 of 1% (2% annually) of month-end Net Asset Value, which aggregated $118,743 for 2002.


Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Partnership's affairs. As of December 31, 2002, the General Partner owned 101 Units, having an aggregate value of $133,611, which is approximately 2.1% of the Net Asset Value of the Partnership.

(c)  Changes in Control
     ------------------

     None.


Item 13.  Certain Relationships and Related Transactions.

     See Prospectus dated August 31, 1990, pages 24-27, which is incorporated herein by reference, for information concerning relationships and transactions between the General Partner, the Trading Manager and/or Consultant, the Commodity Broker and the Partnership.


Item 14.  Controls and Procedures.

     ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., with the participation of the general partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the general partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.



                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

         *8.1          Tax Opinion of Counsel

         *10.1 Form of Escrow Agreement among the Registrant, the General Partner and First National Bank of Chicago, the Escrow Agent.

         *10.4(b) Form of Consulting Agreement between Registrant and Business Marketing Group, Inc.

         *10.5 Form of Consulting Agreement between the Registrant and Kenmar Global Strategies Inc.

         *10.7 Form of Amended and Restated Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.



-----------------------
* Previously filed in the June 13, 1989 Registration Statement; the September 1, 1989 Pre-effective amendment No.1 thereto; the July 16, 1990 post-effective amendment thereto; and/or Form 10-Q for the quarter ended September 30, 1991; and/or Forms 10-Q for the quarters ended March 31,1992 and September 30, 1992; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1993; and/or Form 10-K for the year 1994; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1994; and/or Form 10-Q for the quarter ended March 31, 1995; and/or Form 10-K for the year 2001; and/or Form 10-Q for the quarter ended June 30, 2002. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

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
Date                                 Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner



                       ALTERNATIVE ASSET GROWTH FUND, L.P.



                                 -----------------
                                 TABLE OF CONTENTS
                                 -----------------


Independent Auditor's Report                                         F-2

Financial Statements

  Statements of Financial Condition                                  F-3

  Condensed Schedule of Investments                                  F-4

  Statements of Operations                                           F-5

  Statements of Changes in Partners' Capital (Net Asset Value)       F-6

  Notes to Financial Statements                                   F-7 - F-11



                            FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       ALTERNATIVE ASSET GROWTH FUND, L.P



                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Partners
Alternative Asset Growth Fund, L.P.



We have audited the accompanying statements of financial condition of Alternative Asset Growth Fund, L.P. as of December 31, 2002 and 2001, including the December 31, 2002 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Growth Fund, L.P. as of December 31, 2002 and 2001, and the results of its operations and the changes in its net asset values for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                                /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
January 16, 2003


                     ALTERNATIVE ASSET GROWTH FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 2002 and 2001
                                ------------



                                                       2002          2001
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $ 6,052,289   $ 6,425,296
    Unrealized gain on open contracts                  450,588       280,179
                                                   -----------   -----------

      Deposits with broker                           6,502,877     6,705,475

    Cash                                                 2,919         1,688
                                                   -----------   -----------

      Total assets                                 $ 6,505,796   $ 6,707,163
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $    22,383   $    14,985
  Commissions and other trading fees
    on open contracts                                    8,471        11,109
  Incentive fees payable                                28,982             0
  Management fees payable                               70,135        74,604
  Redemptions payable                                   16,372       274,525
                                                   -----------   -----------

      Total liabilities                                146,343       375,223
                                                   -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 and 92 units outstanding
    at December 31, 2002 and 2001                      133,611       106,803
  Limited Partners - 4,726 and 5,346 units
    outstanding at December 31, 2002 and 2001        6,225,842     6,225,137
                                                   -----------   -----------

      Total partners' capital
        (Net Asset Value)                            6,359,453     6,331,940
                                                   -----------   -----------

                                                   $ 6,505,796   $ 6,707,163
                                                   ===========   ===========


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                       CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2002
                                  ------------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                  Value  Asset Value
             -----------                                  -----  -----------

             Agricultural                               $    445     0.01 %
             Currency                                    138,718     2.18 %
             Energy                                       19,170     0.30 %
             Interest rate                               244,952     3.85 %
             Metal                                        18,504     0.29 %
             Stock index                                  (5,370)   (0.08)%
                                                        --------    -------

             Total long futures contracts               $416,419     6.55 %
                                                        --------    -------


SHORT FUTURES CONTRACTS
----------- -----------

             Agricultural                               $ 21,714     0.34 %
             Currency                                        587     0.01 %
             Interest rate                                   (63)   (0.00)%
             Metal                                         5,338     0.09 %
             Stock index                                   6,593     0.10 %
                                                        --------    -------

             Total short futures contracts              $ 34,169     0.54 %
                                                        --------    -------

             Total futures contracts                    $450,588     7.09 %
                                                        ========    =======


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2002, 2001 and 2000
                                  ------------



                                         2002          2001          2000
                                         ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                         $ 1,445,228   $   879,553   $(1,534,607)
    Change in unrealized                 170,409      (242,447)     (173,707)
                                     -----------   -----------   -----------

      Gain (loss) from trading         1,615,637       637,106    (1,708,314)

  Interest income                         99,567       255,465       573,187
                                     -----------   -----------   -----------

      Total income (loss)              1,715,204       892,571    (1,135,127)
                                     -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  209,897       269,574       380,403
  Incentive fees                         238,951       139,705       248,648
  Management fees                        457,829       536,862       648,717
  Operating expenses                     112,046       101,593       145,176
                                     -----------   -----------   -----------

      Total expenses                   1,018,723     1,047,734     1,422,944
                                     -----------   -----------   -----------

      NET INCOME (LOSS)              $   696,481   $  (155,163)  $(2,558,071)
                                     ===========   ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average
     number of units outstanding
     during the year of 5,075,
     6,079 and 7,989, respectively   $    137.24   $    (25.52)  $   (320.22)
                                     ===========   ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                       $    153.02   $    (28.01)  $   (289.30)
                                     ===========   ===========   ===========


                            See accompanying notes.

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Years Ended December 31, 2002, 2001 and 2000
                                 ------------



                            Total              Partners' Capital
                          Number of    ------------------------------------
                            Units       General      Limited        Total
                          ---------    ---------   -----------   -----------

Balances at
  December 31, 1999          8,979     $ 479,238   $12,824,661   $13,303,899

Net (loss) for
  the year ended
  December 31, 2000                      (88,955)   (2,469,116)   (2,558,071)

Additions                        4         5,000             0         5,000

Redemptions                 (2,316)     (285,910)   (2,515,000)   (2,800,910)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 2000          6,667       109,373     7,840,545     7,949,918

Net (loss) for
  the year ended
  December 31, 2001                       (2,570)     (152,593)     (155,163)

Redemptions                 (1,229)            0    (1,462,815)   (1,462,815)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 2001          5,438       106,803     6,225,137     6,331,940

Net income for
  the year ended
  December 31, 2002                       16,808       679,673       696,481

Additions                       10        10,000             0        10,000

Redemptions                   (621)            0      (678,968)     (678,968)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 2002          4,827     $ 133,611   $ 6,225,842   $ 6,359,453
                           =======     =========   ===========   ===========



                                   Net Asset Value Per Unit
                            -------------------------------------

                                         December 31,
                               2002          2001          2000
                               ----          ----          ----

                            $1,317.35     $1,164.33     $1,192.34
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

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2002, 2001 and 2000 were $118,743, $145,866 and $194,879, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2002 and 2001 were $10,671 and $11,057, respectively.


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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the years ended December 31, 2002, 2001 and 2000 were $118,743, $145,866 and $194,879, respectively.

         Effective June 1, 2000, ATA Research, Inc. (ATA) resigned as the Partnership's Trading Manager and Kenmar Global Strategies Inc. (Kenmar) was engaged to serve as a consultant and perform similar functions as those previously performed by the Trading Manager.
         Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives the same fee as previously paid to the Trading Manager, a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar and ATA totaled $59,371, $72,933 and $97,440 for the years ended December 31, 2002, 2001 and 2000, respectively.

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


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data and other supplemental financial date for the years ended December 31, 2002 and 2001. This information has been derived from information presented in the financial statements.


                                                       2002          2001
                                                       ----          ----
         Per Unit Performance
         (for a unit outstanding throughout
          the entire year)
         ----------------------------------

         Net asset value per unit at
           beginning of year                         $1,164.33     $1,192.34
                                                     ---------     ---------

         Income (loss) from operations:
            Net investment (loss) (1), (3)             (139.75)       (85.98)
            Net realized and change in unrealized
              gain from trading (2), (3)                292.77         57.97
                                                     ---------     ---------

                Total income (loss) from operations     153.02        (28.01)
                                                     ---------     ---------

         Net asset value per unit at
           end of year                               $1,317.35     $1,164.33
                                                     =========     =========

         Total Return                                    13.14 %       (2.35)%
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to incentive fees (4)          9.73 %        8.86 %
            Incentive fees                                4.08 %        1.94 %
                                                        -------       -------

                Total expenses (1)                       13.81 %       10.80 %
                                                        =======       =======

            Net investment (loss) (4)                    (8.03)%       (5.32)%
                                                        =======       =======


         Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

         ---------------
         (1)  Excludes brokerage commissions and other trading fees.
         (2)  Includes brokerage commissions and other trading fees.
         (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net trading gain per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.
         (4) Excludes brokerage commissions, other trading fees and incentive fees.


CERTIFICATIONS
--------------



I, Gary D. Halbert, certify that:

1. I have reviewed this annual report on Form 10-K of Alternative Asset Growth Fund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March   , 2003
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner




I, Debi B. Halbert, certify that:

1. I have reviewed this annual report on Form 10-K of Alternative Asset Growth Fund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March   , 2003
       ----------------------------------


/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner




                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2002 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., general partner



                                         By:  /s/ Gary D. Halbert
                                              ---------------------------------
                                              Gary D. Halbert
                                              President
                                              March   , 2003



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2002 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., general partner



                                         By:  /s/ Debi B. Halbert
                                              ---------------------------------
                                              Debi B. Halbert
                                              Chief Financial Officer
                                              March   , 2003