Form 10-Q
period 2003-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2003-05-13
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2003.

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

                        For the Quarter Ended March 31, 2003
                                    ------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         March 31, 2003 (Unaudited) and December 31, 2002 (Audited)
                                 -----------



                                                   March 31,    December 31,
                                                     2003           2002
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 6,932,265   $ 6,052,289
    Unrealized gain (loss) on open contracts          (35,163)      450,588
                                                  -----------   -----------

      Deposits with broker                          6,897,102     6,502,877

  Cash                                                  2,921         2,919
                                                  -----------   -----------

      Total assets                                $ 6,900,023   $ 6,505,796
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    10,867   $    22,383
  Commissions and other trading fees
    on open contracts                                   3,916         8,471
  Incentive fees payable                              126,131        28,982
  Management fees payable                              64,374        70,135
  Redemptions payable                                   4,096        16,372
                                                  -----------   -----------

      Total liabilities                               209,384       146,343
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 units outstanding
    at March 31, 2003 and December 31, 2002           140,706       133,611
  Limited Partners - 4,722 and 4,726 units
    outstanding at March 31, 2003 and
    December 31, 2002                               6,549,933     6,225,842
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           6,690,639     6,359,453
                                                  -----------   -----------

                                                  $ 6,900,023   $ 6,505,796
                                                  ===========   ===========


                         See accompanying notes.



                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                               March 31, 2003
                                 (Unaudited)
                                 -----------


LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Agricultural                              $ (1,410)   (0.02)%
             Currency                                     3,127     0.05 %
             Energy                                      (8,396)   (0.13)%
             Interest rate                                8,161     0.12 %
             Metal                                      (23,192)   (0.35)%
             Stock index                                (15,565)   (0.23)%
                                                       --------    ------

             Total long futures contracts              $(37,275)   (0.56)%
                                                       --------    ------


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                              $  7,331     0.11 %
             Currency                                   (20,638)   (0.31)%
             Energy                                      (3,350)   (0.05)%
             Interest rate                                1,021     0.02 %
             Metal                                        4,787     0.07 %
             Stock index                                 12,961     0.19 %
                                                       --------    ------

             Total short futures contracts             $  2,112     0.03 %
                                                       --------    ------

             Total futures contracts                   $(35,163)   (0.53)%
                                                       ========    ======


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2003 and 2002
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           March 31,
                                                      2003          2002
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $ 1,124,524   $  (420,999)
    Change in unrealized                             (485,751)      128,393
                                                  -----------   -----------

      Gain (loss) from trading                        638,773      (292,606)

  Interest income                                      21,065        25,474
                                                  -----------   -----------

      Total income (loss)                             659,838      (267,132)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                43,941        59,870
  Incentive fees                                      126,131             0
  Management fees                                     122,374       111,861
  Operating expenses                                   29,727        26,753
                                                  -----------   -----------

      Total expenses                                  322,173       198,484
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   337,665   $  (465,616)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 4,826 and
  5,391, respectively)                            $     69.96   $    (86.37)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $     69.95   $    (84.80)
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 2003 and 2002
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------

Balances at
   December 31, 2002          4,827     $133,611  $ 6,225,842  $ 6,359,453

Net income for the
 three months ended
 March 31, 2003                            7,095      330,570      337,665

Redemptions                      (4)           0       (6,479)      (6,479)
                             ------     --------  -----------  -----------

Balances at
 March 31, 2003               4,823     $140,706  $ 6,549,933  $ 6,690,639
                             ======     ========  ===========  ===========

Balances at
   December 31, 2001          5,438     $106,803  $ 6,225,137  $ 6,331,940

Net (loss) for the
 three months ended
 March 31, 2002                           (7,313)    (458,303)    (465,616)

Additions                        10       10,000            0       10,000

Redemptions                    (244)           0     (258,270)    (258,270)
                             ------     --------  -----------  -----------

Balances at
 March 31, 2002               5,204     $109,490  $ 5,508,564  $ 5,618,054
                             ======     ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2001                        $  1,164.33
                                           ===========
  March 31, 2002                           $  1,079.53
                                           ===========
  December 31, 2002                        $  1,317.35
                                           ===========
  March 31, 2003                           $  1,387.30
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002.

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

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2003 and 2002 were $34,404 and $29,027, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2003 and December 31, 2002 were $11,205 and $10,671, respectively.



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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the three months ended March 31, 2003 and 2002 were $34,404 and $29,027, respectively.

         Kenmar Global Strategies Inc. (Kenmar) assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar totaled $17,202 and $14,513 for the three months ended March 31, 2003 and 2002, respectively.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,317.35     $1,164.33
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (53.28)       (20.99)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)          123.23        (63.81)
                                                     ---------     ---------

               Total income (loss) from operations       69.95        (84.80)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,387.30     $1,079.53
                                                     =========     =========

           Total Return (5)                               5.31 %       (7.28)%
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         8.88 %        9.47 %
             Incentive fees                               7.37 %        0.00 %
                                                        -------       -------

               Total expenses (1)                        16.25 %        9.47 %
                                                        =======       =======

             Net investment (loss) (4)                   (7.65)%       (7.73)%
                                                        =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (4) Excludes brokerage commissions, other trading fees and incentive fees.
          (5)  Not annualized.
          (6)  Annualized.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures contracts. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.

         B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the three months ended March 31, 2003 and 2002 totaled:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31            $  337,665    $ (465,616)
                                                     ==========    ==========


             As of March 31, 2003, 4,823 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,690,639 ($1,387.30 per Unit). This represents an increase in Net Asset Value of $331,186 compared with December 31, 2002, due to first quarter net income exceeding redemptions of limited partner units.

             As of March 31, 2002, 5,204 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $5,618,054 ($1,079.53 per Unit). This represents a decrease in Net Asset Value of $713,886 compared with December 31, 2001. The decrease is caused by redemptions of limited partner units and first quarter net losses.

             First Quarter 2003
             ------------------

             The futures markets were quite volatile in the first quarter of 2003. The looming war with Iraq caused energy prices to skyrocket. Many other markets were choppy due to this uncertainty. Consumer confidence dropped dramatically. The traders were able to capitalize on the volatility in the markets.

             In January 2003, the Partnership gained 6.01%. There were large gains in foreign currencies and energy, with smaller gains in interest rates, precious and base metals and stock indexes. There were small losses in grains.

             In February 2003, the Partnership gained 5.66%. There were large gains in energy, with smaller gains in interest rates and currencies. These were offset by losses in stock indexes and metals. Most other sectors were basically flat.

             In February 2003, the Partnership eliminated any notional funding and traded at 100% of assets, rather than 150% of assets (with notional funding). One advisor, Campbell & Company, also scaled back their open positions. These changes were made due to the uncertainty of the pending war with Iraq.

             In March 2003, the Partnership lost 5.98%. There were large losses in most sectors, especially energy, after oil prices dropped. Some of the gains from the previous two months were reversed in March.

             Also in March 2003, Quay Capital Management had a change of its top management, resulting in the departure of one of the principals responsible for trading the account. As a result, they were terminated as one of the Advisors in the Partnership. No replacement Advisor was selected by month-end.

             Overall, the Partnership had a total return of 5.31% for the three months ended March 31, 2003. The majority of the Partnership's trading gains were in energy and foreign currencies and the largest loss was in stock index futures.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.


Item 4.  Controls and Procedures

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



Date:  May 12, 2003
       ----------------------------------



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



Date:  May 12, 2003
       ----------------------------------


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



                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31,2003 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ Gary D. Halbert
                                              ---------------------------------
                                              Gary D. Halbert
                                              President
                                              May 12,2003



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2003 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ Debi B. Halbert
                                              ---------------------------------
                                              Debi B. Halbert
                                              Chief Financial Officer
                                              May 12, 2003