Form 10-K
period 2003-06-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 2003-08-14
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2003.

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

                        For the Quarter Ended June 30, 2003
                                    ------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
          June 30, 2003 (Unaudited) and December 31, 2002 (Audited)
                                 -----------



                                                   June 30,     December 31,
                                                     2003           2002
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 6,892,731   $ 6,052,289
    Unrealized gain (loss) on open contracts         (228,062)      450,588
                                                  -----------   -----------

      Deposits with broker                          6,664,669     6,502,877

  Cash                                                  2,509         2,919
                                                  -----------   -----------

      Total assets                                $ 6,667,178   $ 6,505,796
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    12,553   $    22,383
  Commissions and other trading fees
    on open contracts                                   6,377         8,471
  Incentive fees payable                               11,952        28,982
  Management fees payable                              52,141        70,135
  Redemptions payable                                  55,575        16,372
                                                  -----------   -----------

      Total liabilities                               138,598       146,343
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 units outstanding
    at June 30, 2003 and December 31, 2002            139,549       133,611
  Limited Partners - 4,644 and 4,726 units
    outstanding at June 30, 2003 and
    December 31, 2002                               6,389,031     6,225,842
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           6,528,580     6,359,453
                                                  -----------   -----------

                                                  $ 6,667,178   $ 6,505,796
                                                  ===========   ===========


                         See accompanying notes.



                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                                June 30, 2003
                                 (Unaudited)
                                 -----------


LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Agricultural                             $  (7,119)   (0.11)%
             Currency                                   (55,143)   (0.85)%
             Energy                                      29,180     0.45 %
             Interest rate                             (122,090)   (1.87)%
             Metal                                      (45,196)   (0.69)%
             Stock index                                (35,816)   (0.55)%
                                                      ---------    ------

             Total long futures contracts             $(236,184)   (3.62)%
                                                      ---------    ------


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                             $   3,416     0.05 %
             Currency                                     5,562     0.09 %
             Energy                                          80     0.00 %
             Interest rate                               (2,061)   (0.03)%
             Metal                                        1,125     0.02 %
                                                      ---------    ------

             Total short futures contracts            $   8,122     0.13 %
                                                      ---------    ------

             Total futures contracts                  $(228,062)   (3.49)%
                                                      =========    ======


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 2003 and 2002
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           June 30,
                                                      2003          2002
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $   302,996   $   398,532
    Change in unrealized                             (192,899)       59,044
                                                  -----------   -----------

      Gain from trading                               110,097       457,576

  Interest income                                      18,711        23,209
                                                  -----------   -----------

      Total income                                    128,808       480,785
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                35,092        66,358
  Incentive fees                                       11,952           293
  Management fees                                     109,246       104,268
  Operating expenses                                   26,544        23,598
                                                  -----------   -----------

      Total expenses                                  182,834       194,517
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   (54,026)  $   286,268
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 4,801 and 5,104, respectively)             $    (11.25)  $     56.09
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    (11.40)  $     59.74
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 2003 and 2002
                               (Unaudited)
                               -----------



                                                       Six Months Ended
                                                           June 30,
                                                      2003          2002
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $ 1,427,519   $   (22,467)
    Change in unrealized                             (678,650)      187,438
                                                  -----------   -----------

      Gain from trading                               748,869       164,971

  Interest income                                      39,777        48,683
                                                  -----------   -----------

      Total income                                    788,646       213,654
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                79,033       126,229
  Incentive fees                                      138,083           293
  Management fees                                     231,620       216,129
  Operating expenses                                   56,271        50,351
                                                  -----------   -----------

      Total expenses                                  505,007       393,002
                                                  -----------   -----------

      NET INCOME (LOSS)                           $   283,639   $  (179,348)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 4,813 and 5,247, respectively)             $     58.93   $    (34.18)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $     58.55   $    (25.06)
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Six Months Ended June 30, 2003 and 2002
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------

Balances at
   December 31, 2002          4,827     $133,611  $ 6,225,842  $ 6,359,453

Net income for the
 six months ended
 June 30, 2003                             5,938      277,701      283,639

Redemptions                     (82)           0     (114,512)    (114,512)
                             ------     --------  -----------  -----------

Balances at
 June 30, 2003                4,745     $139,549  $ 6,389,031  $ 6,528,580
                             ======     ========  ===========  ===========

Balances at
   December 31, 2001          5,438     $106,803  $ 6,225,137  $ 6,331,940


Net (loss) for the
 six months ended
 June 30, 2002                            (1,254)    (178,094)    (179,348)

Additions                        10       10,000            0       10,000

Redemptions                    (493)           0     (517,578)    (517,578)
                             ------     --------  -----------  -----------

Balances at
 June 30, 2002                4,955     $115,549  $ 5,529,465  $ 5,645,014
                             ======     ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2001                        $  1,164.33
                                           ===========
  June 30, 2002                            $  1,139.27
                                           ===========
  December 31, 2002                        $  1,317.35
                                           ===========
  June 30, 2003                            $  1,375.90
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003 and 2002.

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

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2003 and 2002 were $68,266 and $56,214, respectively. Such management fees earned for the three months ended June 30, 2003 and 2002 were $33,861 and $27,187, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2003 and December 31, 2002 were $11,020 and $10,671, respectively.



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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the six months ended June 30, 2003 and 2002 were $68,266 and $56,214, respectively. Such fees earned for the three months ended June 30, 2003 and 2002 were $33,861 and $27,187, respectively.

         Kenmar Global Strategies Inc. (Kenmar) assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar totaled $34,133 and $28,107 for the six months ended June 30, 2003 and 2002, respectively. Such fees earned by Kenmar for the three months ended June 30, 2003 and 2002 totaled $16,931 and $13,594, respectively.

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

         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by Kenmar, as a consultant, and the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            June 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,387.30     $1,079.53
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (26.88)       (20.56)
           Net realized and change in unrealized
             gain from trading (2), (3)                  15.48         80.30
                                                     ---------     ---------

               Total income (loss) from operations      (11.40)        59.74
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,375.90     $1,139.27
                                                     =========     =========

           Total Return (5)                              (0.82)%        5.53 %
                                                        =======       ======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         8.10 %        9.47 %
             Incentive fees                               0.71 %        0.02 %
                                                        ------        -------

               Total expenses (1)                         8.81 %        9.49 %
                                                        =======       =======

             Net investment (loss) (4)                   (6.98)%       (7.75)%
                                                        =======       =======


                                                        Six months ended
                                                            June 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,317.35     $1,164.33
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (80.23)       (41.56)
           Net realized and change in unrealized
             gain from trading (2), (3)                 138.78         16.50
                                                     ---------     ---------

               Total (loss) from operations              58.55        (25.06)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,375.90     $1,139.27
                                                     =========     =========

           Total Return (5)                               4.44 %       (2.15)%
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         8.49 %        9.47 %
             Incentive fees                               4.07 %        0.01 %
                                                        -------       -------

               Total expenses (1)                        12.56 %        9.48 %
                                                        =======       =======

             Net investment (loss) (4)                   (7.32)%       (7.74)%
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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the six months ended June 30, 2003 and 2002 totaled:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31            $  337,665    $ (465,616)
              Three months ended June 30                (54,026)      286,268
                                                     ----------    ----------

                     Six months ended June 30        $  283,639    $ (179,348)
                                                     ==========    ==========


         As of June 30, 2003, 4,745 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,528,580 ($1,375.90 per Unit). This represents an increase in Net Asset Value of $169,127 compared with December 31, 2002, due to year to date net income exceeding redemptions of limited partner units.

         As of June 30, 2002, 4,955 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $5,645,014 ($1,139.27 per Unit). This represents a decrease in Net Asset Value of $(686,926) compared with December 31, 2001. The decrease is caused by redemptions of limited partner units and a net loss for the six months ended June 30, 2002.

         Second Quarter 2003
         -------------------

         Futures were somewhat more stable in the second quarter as compared to the first. The war with Iraq ended, and the stock markets began a steady climb that lasted through the end of the quarter.

         In April 2003, the Partnership had a loss of 0.09%. There were gains in currencies, primarily because of the falling dollar. However, these gains were mostly offset by losses in nearly all of the other sectors.

         In May 2003, the Partnership gained 4.80%. The Partnership had gains in interest rates, especially bonds. There were also gains in currencies, metals and stock indexes. There were some losses in energy and certain agricultural commodities.

         In June 2003, the Partnership had a loss of 5.28%. There were losses in interest rates, especially bonds. There were also losses in energy, metals and certain agricultural commodities. Most other sectors were basically flat.

         At the beginning of June 2003, notional funds were added back to trading, as the leverage was increased back to 150%. This is about the same level as before the notional funds were temporarily eliminated several months ago.

         The Partnership had a total return of (0.82)% for the quarter and 4.44% for the six months ended June 30, 2003. For the second quarter 2003, the majority of the Partnership's trading gains were in foreign currencies and the largest loss was in metals.

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



Date:  August 14, 2003
       ----------------------------------



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



Date:  August 14, 2003
       ----------------------------------


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



                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30,2003 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ Gary D. Halbert
                                              ---------------------------------
                                              Gary D. Halbert
                                              President
                                              August 14, 2003



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2003 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ Debi B. Halbert
                                              ---------------------------------
                                              Debi B. Halbert
                                              Chief Financial Officer
                                              August 14, 2003