Form 10-Q
period 2003-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 2003-11-12
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2003.

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

                      For the Quarter Ended September 30, 2003
                                    ------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
        September 30, 2003 (Unaudited) and December 31, 2002 (Audited)
                                 -----------



                                                  September 30,  December 31,
                                                      2003          2002
                                                      ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 5,307,953   $ 6,052,289
    Unrealized gain on open futures contracts         143,590       450,588
                                                  -----------   -----------

      Deposits with broker                          5,451,543     6,502,877

  Cash and cash equivalents                           874,477         2,919

  Unrealized gain (loss) on open forward
    contracts                                            (225)            0
                                                  -----------   -----------

      Total assets                                $ 6,325,795   $ 6,505,796
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    20,699   $    22,383
  Commissions and other trading fees
    on open contracts                                   5,054         8,471
  Incentive fees payable                               21,006        28,982
  Management fees payable                              54,991        70,135
  Redemptions payable                                  53,528        16,372
                                                  -----------   -----------

      Total liabilities                               155,278       146,343
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 units outstanding at
    September 30, 2003 and December 31, 2002          133,500       133,611
  Limited Partners - 4,587 and 4,726 units
    outstanding at September 30, 2003 and
    December 31, 2002                               6,037,017     6,225,842
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           6,170,517     6,359,453
                                                  -----------   -----------

                                                  $ 6,325,795   $ 6,505,796
                                                  ===========   ===========


                         See accompanying notes.



                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                             September 30, 2003
                                 (Unaudited)
                                 -----------


LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Agricultural                             $  45,300     0.73 %
             Currency                                   211,741     3.43 %
             Energy                                         760     0.01 %
             Interest rate                               84,241     1.36 %
             Metal                                       15,614     0.25 %
             Stock index                               (138,672)   (2.25)%
                                                      ---------    ------

             Total long futures contracts             $ 218,984     3.55 %
                                                      ---------    ------


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                             $     (18)   (0.00)%
             Currency                                    (4,430)   (0.07)%
             Energy                                     (61,138)   (0.99)%
             Interest rate                              (11,928)   (0.19)%
             Stock index                                  2,120     0.03 %
                                                      ---------    ------

             Total short futures contracts            $ (75,394)   (1.22)%
                                                      ---------    ------

             Total futures contracts                  $ 143,590     2.33 %
                                                      =========    ======

FORWARD CURRENCY CONTRACTS
-------------------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Long forward currency contracts          $ (11,860)   (0.19)%
             Short forward currency contracts            11,635     0.19 %
                                                      ---------    -------

             Total forward currency contracts         $    (225)    0.00 %
                                                      =========    =======


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 2003 and 2002
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                         September 30,
                                                      2003          2002
                                                   ---------     ---------
INCOME
  Futures trading gains (losses)
    Realized                                      $  (538,396)  $ 1,367,270
    Change in unrealized                              371,652         3,022
                                                  -----------   -----------

      Gain (loss) from trading                       (166,744)    1,370,292
                                                  -----------   -----------

  Forward trading gains (losses)
    Realized                                           71,290             0
    Change in unrealized                                 (225)            0
                                                  -----------   -----------

      Gain from trading                                71,065             0
                                                  -----------   -----------

  Interest income                                      15,099        27,743
                                                  -----------   -----------

      Total income (loss)                             (80,580)    1,398,035
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                                36,736        42,113
  Incentive fees                                       21,006       209,675
  Management fees                                     107,798       121,394
  Operating expenses                                   36,584        29,490
                                                  -----------   -----------

      Total expenses                                  202,124       402,672
                                                  -----------   -----------

      NET INCOME (LOSS)                           $  (282,704)  $   995,363
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 4,738 and 4,938, respectively)             $    (59.66)  $    201.55
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    (59.64)  $    201.45
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 2003 and 2002
                               (Unaudited)
                               -----------



                                                       Nine Months Ended
                                                         September 30,
                                                      2003          2002
                                                   ---------     ---------
INCOME
  Futures trading gains (losses)
    Realized                                      $   889,123   $ 1,344,803
    Change in unrealized                             (306,998)      190,460
                                                  -----------   -----------

      Gain from trading                               582,125     1,535,263
                                                  -----------   -----------

  Forward trading gains (losses)
    Realized                                           71,290             0
    Change in unrealized                                 (225)            0
                                                  -----------   -----------

      Gain from trading                                71,065             0
                                                  -----------   -----------

  Interest income                                      54,876        76,426
                                                  -----------   -----------

      Total income                                    708,066     1,611,689
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               115,769       168,342
  Incentive fees                                      159,089       209,968
  Management fees                                     339,418       337,523
  Operating expenses                                   92,855        79,841
                                                  -----------   -----------

      Total expenses                                  707,131       795,674
                                                  -----------   -----------

      NET INCOME                                  $       935   $   816,015
                                                  ===========   ===========

NET INCOME PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 4,788 and 5,144, respectively)             $      0.20   $    158.62
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $     (1.09)  $    176.39
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Nine Months Ended September 30, 2003 and 2002
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------

Balances at
   December 31, 2002          4,827     $133,611  $ 6,225,842  $ 6,359,453

Net income (loss)for
 the nine months ended
 September 30, 2003                         (111)       1,046          935

Redemptions                    (139)           0     (189,871)    (189,871)
                             ------     --------  -----------  -----------

Balances at
 September 30, 2003           4,688     $133,500  $ 6,037,017  $ 6,170,517
                             ======     ========  ===========  ===========

Balances at
   December 31, 2001          5,438     $106,803  $ 6,225,137  $ 6,331,940


Net income for the
 nine months ended
 September 30, 2002                       19,178      796,837      816,015

Additions                        10       10,000            0       10,000

Redemptions                    (550)           0     (591,233)    (591,233)
                             ------     --------  -----------  -----------

Balances at
 September 30, 2002           4,898     $135,981  $ 6,430,741  $ 6,566,722
                             ======     ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2001                        $  1,164.33
                                           ===========
  September 30, 2002                       $  1,340.72
                                           ===========
  December 31, 2002                        $  1,317.35
                                           ===========
  September 30, 2003                       $  1,316.26
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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                              -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

     A.  General Description of the Partnership

         Alternative Asset Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and interbank forward currency contracts.

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges, Futures Commission Merchants (brokers), and interbank market makers through which the Partnership trades.

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003 and 2002.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2003 and 2002 were $99,806 and $88,004, respectively. Such management fees earned for the three months ended September 30, 2003 and 2002 were $31,540 and $31,790, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2003 and December 31, 2002 were $10,417 and $10,671, respectively.

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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the nine months ended September 30, 2003 and 2002 were $99,806 and $88,004, respectively. Such fees earned for the three months ended September 30, 2003 and 2002 were $31,540 and $31,790, respectively.

         Kenmar Global Strategies Inc. (Kenmar) assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar totaled $49,903 and $44,002 for the nine months ended September 30, 2003 and 2002, respectively. Such fees earned by Kenmar for the three months ended September 30, 2003 and 2002 totaled $15,770 and $15,895, respectively.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

         The Partnership has a portion of its assets on deposit with a financial institution in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. Since these forward contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                          September 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,375.90     $1,139.27
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (31.72)       (67.39)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)          (27.92)       268.84
                                                     ---------     ---------

               Total income (loss) from operations      (59.64)       201.45
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,316.26     $1,340.72
                                                     =========     =========

           Total Return (5)                              (4.33)%       17.68 %
                                                        =======       ======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         9.23 %        9.83 %
             Incentive fees                               1.34 %       13.65 %
                                                        ------        -------

               Total expenses (1)                        10.57 %       23.48 %
                                                        =======       =======

             Net investment (loss) (4)                   (8.27)%       (8.02)%
                                                        =======       =======


                                                        Nine months ended
                                                          September 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,317.35     $1,164.33
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)              (112.04)      (107.09)
           Net realized and change in unrealized
             gain from trading (2), (3)                 110.95        283.48
                                                     ---------     ---------

               Total income (loss) from operations       (1.09)       176.39
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,316.26     $1,340.72
                                                     =========     =========

           Total Return (5)                              (0.08)%       15.15 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         8.73 %        9.54 %
             Incentive fees                               3.21 %        4.80 %
                                                        -------       -------

               Total expenses (1)                        11.94 %       14.34 %
                                                        =======       =======

             Net investment (loss) (4)                   (7.62)%       (7.79)%
                                                        =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net trading gain (loss) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (4) Excludes brokerage commissions, other trading fees and incentive fees.
          (5)  Not annualized.
          (6)  Annualized.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures and forward contracts. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures and forward contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures and forward contracts.

         B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: The Partnership's net income for the nine months ended September 30, 2003 and 2002 totaled:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31            $  337,665    $ (465,616)
              Three months ended June 30                (54,026)      286,268
              Three months ended September 30          (282,704)      995,363
                                                     ----------    ----------

                     Nine months ended September 30  $      935    $  816,015
                                                     ==========    ==========


         As of September 30, 2003, 4,688 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,170,517 ($1,316.26 per Unit). This represents a decrease in Net Asset Value of $(188,936) compared with December 31, 2002, due to redemptions of limited partner units exceeding net income for the nine months ended September 30, 2003.

         As of September 30, 2002, 4,898 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,566,722 ($1,340.72 per Unit). This represents an increase in Net Asset Value of $234,782 compared with December 31, 2001. The increase is caused by a net gain for the nine months ended September 30, 2002 offset by redemptions of limited partner units.

         Third Quarter 2003
         ------------------

         The economy continued to improve in the third quarter. The equity markets were mostly up. Most analysts expect the economy to continue to improve for the remainder of the year.

         The Partnership had a loss of 3.70% in July. The Partnership had losses in bonds and other interest rate contracts and foreign currencies. There were gains in stock indexes, metals, energy and certain agricultural commodities.

         In August 2003, the Partnership had a gain of 0.81%. The Partnership had gains in foreign currencies, energy, stock indexes and metals. There were losses in bonds and certain agricultural commodities.

         In September 2003, the Partnership had a loss of 1.46%. The Partnership had gains in foreign currencies, which were offset by losses in energy. The other sectors were generally flat.

         The Partnership had a total return of (4.33)% for the quarter and (0.08)% for the nine months ended September 30, 2003. For the third quarter 2003, the majority of the Partnership's trading gains were in stock indexes and the largest loss was in energy. In September 2003, one new trader, Conquest Capital, was added to the Partnership.

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

         Market and Credit Risk
         ----------------------

         The General Partner, directly and/or indirectly through its consultant, has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The
         General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by Kenmar, as a consultant, and the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

         Exhibits filed herewith:

         31.01 Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

         31.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

         32.01 Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



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



                               EXHIBIT 31.01

                               CERTIFICATION
                               -------------



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



Date:  November 10, 2003
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner



                               EXHIBIT 31.02

                               CERTIFICATION
                               -------------



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



Date:  November 10, 2003
       ----------------------------------


/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                               EXHIBIT 32.01

                               CERTIFICATION
                               -------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2003 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ Gary D. Halbert
                                              ---------------------------------
                                              Gary D. Halbert
                                              President
                                              November 10, 2003



                               EXHIBIT 32.02

                               CERTIFICATION
                               -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2003 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ Debi B. Halbert
                                              ---------------------------------
                                              Debi B. Halbert
                                              Chief Financial Officer
                                              November 10, 2003