Form 10-K
period 2003-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2004-03-26
CIK 851998

March 26, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-K for the year ended December 31, 2003.

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

                  For the fiscal year ended:  December 31, 2003
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

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

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

(b)  General Description of the Business
     -----------------------------------

     ProFutures, Inc. a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. As of December 31, 2003 there were four Commodity Trading
     Advisors: Campbell & Co., Inc., Conquest Capital LLC, Stratford Capital Management, Inc. and Winton Capital Management Limited (collectively, the "Advisors").

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

     The Partnership operates as a commodity investment pool, whose objective is to achieve appreciation of its assets through the speculative trading of futures contracts and interbank forward currency contracts. It ordinarily maintains open positions for a relatively short period of time. The Partnership's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

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

     Notional Funding Note: As of December 31, 2003, the Partnership has allocated notional funds to Advisors equal to approximately 28% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

     Kenmar Global Strategies Inc. (Kenmar) assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the Advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee equal to 1/12 of 1% (1% annually) of month-end Net Asset Value.

     A Consultant, for its administrative services to the Partnership, receives a monthly consulting fee equal to 1/6 of 1% (2% annually) of month-end
     Net Asset Value.

     The current Trading Advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, each Advisor receives a quarterly incentive fee ranging from 20% to 25% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by the respective Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor will retain such payments but will receive no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits (as defined). Consequently, an incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of other Advisors. The General Partner may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of the present Advisors' contracts or at any other time in the discretion of the General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

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

(j)  Available Information
     ---------------------

     The Partnership is an electronic filer with the Securities and Exchange Commission (SEC). The SEC maintains an Internet Site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The General Partner will voluntarily provide electronic or paper copies of this filing free of charge upon request.


Item 2.  Properties.

     The Partnership does not own or lease any real property. The General Partner currently provides all necessary office space at no additional charge to the Partnership.


Item 3.  Legal Proceedings.

     The Partnership is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.



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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 2003 was:

                 General Partner's Capital      1
                 Limited Partners' Capital    377

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4,339 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 2003, there were 377 Limited Partners holding 4,340 Units and 101 Units held by the General Partner.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.


Item 6.  Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2003, 2002, 2001, 2000 and 1999.

                                                                2003
                                                                ----

     Realized Gains (Losses)                                $  1,118,717
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         (55,181)
     Interest Income                                              68,362
     Management Fees                                             445,653
     Incentive Fees                                              206,692
     Net Income (Loss)                                           200,542
     General Partner Capital                                     137,933
     Limited Partner Capital                                   5,901,730
     Partnership Capital                                       6,039,663
     Net Income (Loss) Per Limited and
       General Partner Unit*                                       42.20
     Net Asset Value Per Unit At
       End of Year                                              1,359.96

                                                                2002
                                                                ----

     Realized Gains (Losses)                                $  1,445,228
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         170,409
     Interest Income                                              99,567
     Management Fees                                             457,829
     Incentive Fees                                              238,951
     Net Income (Loss)                                           696,481
     General Partner Capital                                     133,611
     Limited Partner Capital                                   6,225,842
     Partnership Capital                                       6,359,453
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      137.24
     Net Asset Value Per Unit At
       End of Year                                              1,317.35

                                                                2001
                                                                ----

     Realized Gains (Losses)                                $    879,553
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (242,447)
     Interest Income                                             255,465
     Management Fees                                             536,862
     Incentive Fees                                              139,705
     Net Income (Loss)                                          (155,163)
     General Partner Capital                                     106,803
     Limited Partner Capital                                   6,225,137
     Partnership Capital                                       6,331,940
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (25.52)
     Net Asset Value Per Unit At
       End of Year                                              1,164.33

                                                                2000
                                                                ----

     Realized Gains (Losses)                                $ (1,534,607)
     Change in Unrealized Gains (Losses)
       on Open Contracts                                        (173,707)
     Interest Income                                             573,187
     Management Fees                                             648,717
     Incentive Fees                                              248,648
     Net Income (Loss)                                        (2,558,071)
     General Partner Capital                                     109,373
     Limited Partner Capital                                   7,840,545
     Partnership Capital                                       7,949,918
     Net Income (Loss) Per Limited and
       General Partner Unit*                                     (320.22)
     Net Asset Value Per Unit At
       End of Year                                              1,192.34

                                                                1999
                                                                ----

     Realized Gains (Losses)                                $    270,179
     Change in Unrealized Gains (Losses)
       on Open Contracts                                         496,473
     Interest Income                                             666,712
     Management Fees                                             934,591
     Incentive Fees                                              348,829
     Net Income (Loss)                                          (469,685)
     General Partner Capital                                     479,238
     Limited Partner Capital                                  12,824,661
     Partnership Capital                                      13,303,899
     Net Income (Loss) Per Limited and
       General Partner Unit*                                      (47.22)
     Net Asset Value Per Unit At
       End of Year                                              1,481.64


     ----------------
     * Based on weighted average units outstanding during the year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Partnership's significant accounting policies are described in detail in Note 1 to the Financial Statements.

     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

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

(c)  Results of Operations
     ---------------------

     The Partnership's net income (loss) for each quarter of the years ended December 31, 2003 and 2002 consisted of the following:

                             1st Qtr.      2nd Qtr.     3rd Qtr.      4th Qtr.
                               2003          2003         2003          2003
                           -----------    ---------    ----------    ---------

     Gain (loss) from
       trading             $   594,832    $  75,005    $ (132,415)   $ 369,543
     Net investment (loss)    (257,167)    (129,031)     (150,289)    (169,936)
     Net income (loss)         337,665      (54,026)     (282,704)     199,607

     Net income (loss)
       per Unit                  69.96       (11.25)       (59.66)       42.97
     Increase (decrease)
       in Net Asset Value
       per Unit                  69.95       (11.40)       (59.64)       43.70

     Net Asset Value per
       Unit at end of
       period                 1,387.30     1,375.90      1,316.26     1,359.96


                             1st Qtr.      2nd Qtr.     3rd Qtr.      4th Qtr.
                               2002          2002         2002          2002
                           -----------    ---------    ----------    ---------

     Gain (loss) from
       trading             $  (352,476)   $ 391,218    $1,328,179    $  38,819
     Net investment (loss)    (113,140)    (104,950)     (332,816)    (158,353)
     Net income (loss)        (465,616)     286,268       995,363     (119,534)

     Net income (loss)
       per Unit                 (86.37)       56.09        201.55       (24.55)
     Increase (decrease)
       in Net Asset Value
       per Unit                 (84.80)       59.74        201.45       (23.37)

     Net Asset Value per
       Unit at end of
       period                 1,079.53     1,139.27      1,340.72     1,317.35


     Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


     Year Ended December 31, 2003
     ----------------------------

     2003 had net income of $200,542 or $42.20 per Unit. At December 31, 2003, partners' capital totaled $6,039,663, a net decrease of $319,790 from December 31, 2002 including capital redemptions of $520,332. Net Asset Value per Unit at December 31, 2003 amounted to $1,359.96, as compared to $1,317.35 at December 31, 2002, an increase of 3.23%.

     The net income for 2003 resulted primarily from trading gains in the foreign currencies, equities and metals market sectors, partially offset by losses in the agricultural and interest rates market sectors.

     Fourth Quarter 2003
     -------------------

     The economy continued to grow in the fourth quarter, though at a slower pace than the third quarter. The futures markets were very volatile, with many trends underway that the traders were able to capitalize on.

     The Partnership had a loss of 1.32% in October 2003. The Partnership had large gains in stock indexes, with smaller gains in agricultural commodities and base metals. These gains were offset by losses in interest rates and energy.

     The Partnership had a loss of 0.24% in November 2003. The Partnership had some gains in foreign currencies, with smaller gains in precious metals. These gains were offset by losses in most other sectors.

     The Partnership had a gain of 4.96% in December 2003. The Partnership had gains in foreign currencies and stock indexes, with smaller gains in energy and metals. There were small losses in interest rates and certain agricultural commodities.

     The Partnership had a total return of 3.32% for the quarter and 3.23% for the year ended December 31, 2003. For the fourth quarter 2003, the majority of the Partnership's trading gains were in equities and the largest loss was in interest rates.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9A. Controls and Procedures.

     ProFutures, Inc., as General Partner of Alternative Asset Growth Fund, L.P., with the participation of the General Partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this annual report. Based on their evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.



                                     PART III


Item 10.  Directors and Executive Officers of the Partnership.

     The Partnership is a limited partnership and therefore does not have any directors or officers. The Partnership's General Partner, ProFutures, Inc., administers and manages the affairs of the Partnership.

     The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, has determined that Debi B. Halbert qualifies a an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

     The Partnership has adopted a Code of Ethics that applies to the Partnership and its affiliates as well as the Executive Officers of ProFutures, Inc. The Partnership's Code of Ethics is attached hereto as an Exhibit.


Item 11.  Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner receives, as compensation for its services, a monthly management fee equal to 1/6 of 1% (2% annually) of month-end Net Asset Value, which aggregated $130,545 for 2003.


Item 12.  Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General
     Partner exclusively manages the Partnership's affairs. As of December 31, 2003, the General Partner owned 101 Units, having an aggregate value of $137,933, which is approximately 2.3% of the Net Asset Value of the Partnership.

(c)  Changes in Control
     ------------------

     None.


Item 13.  Certain Relationships and Related Transactions.

     See Prospectus dated August 31, 1990, pages 24-27, which is incorporated herein by reference, for information concerning relationships and transactions between the General Partner, the Consultant, the Commodity Broker and the Partnership.


Item 14.  Principal Accounting Fees and Services.

     Arthur F. Bell, Jr. & Associates, L.L.C. billed the Partnership aggregate fees for services rendered to the Partnership for the last two fiscal years as follows:

                                         2003              2002
                                      ----------        ----------

          Audit Fees (1)              $   33,021        $   29,586
          Audit-Related Fees (2)      $   22,729        $   20,628
          Tax Fees (3)                $    3,881        $    4,148
          All Other Fees (4)          $    2,600        $    2,400


     (1) Audit fees relate to the annual audit, quarterly reviews, and assistance with and review of documents filed with the Securities and Exchange Commission.

     (2) Audit-Related Fees relate to the monthly recalculation of net asset value and net asset value per unit, from information provided by the General Partner, and consultation on the preparation of month-end account statements provided to each partner.

     (3) Tax Fees relate to the preparation of the U.S. Partnership and applicable state information tax returns.

     (4) All Other Fees relate to the preparation of performance records and related footnotes for the Partnership and each Advisor.

     The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, approved all of the services described above. The audit committee has determined that the payments made to its independent accountant for non-audit services are compatible with maintaining such auditor's independence.

     The audit committee explicitly pre-approves all audit and non-audit services and all engagement fees and terms, except as otherwise permitted by regulation.



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

     14.1   Code of Ethics.

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



March 26, 2004                     By  /s/ GARY D. HALBERT
----------------------------         -----------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner



March 26, 2004                     By  /s/ DEBI B. HALBERT
----------------------------         -----------------------------------------
Date                                 Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



March 26, 2004                     By  /s/ GARY D. HALBERT
--------------------------           -----------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner



March 26, 2004                     By  /s/ DEBI B. HALBERT
--------------------------           -----------------------------------------
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

                            FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       ALTERNATIVE ASSET GROWTH FUND, L.P



                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Partners
Alternative Asset Growth Fund, L.P.



We have audited the accompanying statements of financial condition of Alternative Asset Growth Fund, L.P. as of December 31, 2003 and 2002, including the December 31, 2003 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Asset Growth Fund, L.P. as of December 31, 2003 and 2002, and the results of its operations and the changes in its net asset values for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



                                /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
January 20, 2004

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 2003 and 2002
                                ------------



                                                       2003          2002
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $ 5,199,101   $ 6,052,289
    Unrealized gain on open contracts                  372,991       450,588
                                                   -----------   -----------

      Deposits with broker                           5,572,092     6,502,877

    Cash                                                 3,339         2,919
    Cash deposits in forward trading
      collateral accounts                              787,636             0
    Unrealized gain on open forward contracts           22,416             0
                                                   -----------   -----------

      Total assets                                 $ 6,385,483   $ 6,505,796
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $    14,206   $    22,383
  Commissions and other trading fees
    on open contracts                                    7,187         8,471
  Incentive fees payable                                47,603        28,982
  Management fees payable                               55,583        70,135
  Redemptions payable                                  221,241        16,372
                                                   -----------   -----------

      Total liabilities                                345,820       146,343
                                                   -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 units outstanding
    at December 31, 2003 and 2002                      137,933       133,611
  Limited Partners - 4,340 and 4,726 units
    outstanding at December 31, 2003 and 2002        5,901,730     6,225,842
                                                   -----------   -----------

      Total partners' capital
        (Net Asset Value)                            6,039,663     6,359,453
                                                   -----------   -----------

                                                   $ 6,385,483   $ 6,505,796
                                                   ===========   ===========


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                       CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2003
                                  ------------



LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                  Value  Asset Value
             -----------                                  -----  -----------

             Agricultural                               $  7,743     0.13 %
             Currency                                     99,904     1.66 %
             Energy                                       36,223     0.60 %
             Interest rate                                29,036     0.48 %
             Metal                                       100,416     1.66 %
             Stock index                                 107,513     1.78 %
                                                        --------    -------

             Total long futures contracts               $380,835     6.31 %
                                                        --------    -------

SHORT FUTURES CONTRACTS
----------- -----------

             Agricultural                               $  2,672     0.04 %
             Currency                                     (8,313)   (0.13)%
             Interest rate                                (3,673)   (0.06)%
             Stock index                                   1,470     0.02 %
                                                        --------    -------

             Total short futures contracts              $ (7,844)   (0.13)%
                                                        --------    -------

             Total futures contracts                    $372,991     6.18 %
                                                        ========    =======

FORWARD CURRENCY CONTRACTS
----------- --------------

                                                                  % of Net
             Description                                  Value  Asset Value
             -----------                                  -----  -----------

             Long forward currency contracts            $(52,165)   (0.86)%
             Short forward currency contracts             74,581     1.23 %
                                                        --------    -------

             Total forward currency contracts           $ 22,416     0.37 %
                                                        ========    =======


                            See accompanying notes.

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2003, 2002 and 2001
                                  ------------



                                         2003          2002          2001
                                         ----          ----          ----
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                         $ 1,130,674   $ 1,445,228   $   879,553
    Change in unrealized                 (77,597)      170,409      (242,447)
    Brokerage commissions               (156,571)     (209,897)     (269,574)
                                     -----------   -----------   -----------

      Gain from futures trading          896,506     1,405,740       367,532
                                     -----------   -----------   -----------

  Gain (loss) from forward trading
    Realized                             (11,957)            0             0
    Change in unrealized                  22,416             0             0
                                     -----------   -----------   -----------

      Gain from forward trading           10,459             0             0
                                     -----------   -----------   -----------

      Total trading gains                906,965     1,405,740       367,532
                                     -----------   -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                       68,362        99,567       255,465
                                     -----------   -----------   -----------

  Expenses
    Incentive fees                       206,692       238,951       139,705
    Management fees                      445,653       457,829       536,862
    Operating expenses                   122,440       112,046       101,593
                                     -----------   -----------   -----------

      Total expenses                     774,785       808,826       778,160
                                     -----------   -----------   -----------

      Net investment (loss)             (706,423)     (709,259)     (522,695)
                                     -----------   -----------   -----------

      NET INCOME (LOSS)              $   200,542   $   696,481   $  (155,163)
                                     ===========   ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average
     number of units outstanding
     during the year of 4,752,
     5,075 and 6,079, respectively   $     42.20   $    137.24   $    (25.52)
                                     ===========   ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                       $     42.61   $    153.02   $    (28.01)
                                     ===========   ===========   ===========


                            See accompanying notes.

                     ALTERNATIVE ASSET GROWTH FUND, L.P.
        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Years Ended December 31, 2003, 2002 and 2001
                                 ------------



                            Total              Partners' Capital
                          Number of    ------------------------------------
                            Units       General      Limited        Total
                          ---------    ---------   -----------   -----------

Balances at
  December 31, 2000          6,667     $ 109,373   $ 7,840,545   $ 7,949,918

Net (loss) for
  the year ended
  December 31, 2001                       (2,570)     (152,593)     (155,163)

Redemptions                 (1,229)            0    (1,462,815)   (1,462,815)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 2001          5,438       106,803     6,225,137     6,331,940

Net income for
  the year ended
  December 31, 2002                       16,808       679,673       696,481

Additions                       10        10,000             0        10,000

Redemptions                   (621)            0      (678,968)     (678,968)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 2002          4,827       133,611     6,225,842     6,359,453

Net income for
  the year ended
  December 31, 2003                        4,322       196,220       200,542

Redemptions                   (386)            0      (520,332)     (520,332)
                          --------     ---------   -----------   -----------

Balances at
  December 31, 2003          4,441     $ 137,933   $ 5,901,730   $ 6,039,663
                           =======     =========   ===========   ===========



                                   Net Asset Value Per Unit
                            -------------------------------------

                                         December 31,
                               2003          2002          2001
                               ----          ----          ----

                            $1,359.96     $1,317.35     $1,164.33
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

         B.  Regulation

             As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.
             As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges, Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

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

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2003, 2002 and 2001 were $130,545, $118,743 and $145,866, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2003 and 2002 were $10,478 and $10,671, respectively.

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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the years ended December 31, 2003, 2002 and 2001 were $130,545, $118,743 and $145,866, respectively.

         Kenmar Global Strategies Inc. (Kenmar) assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar totaled $65,272, $59,371 and $72,933 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ------------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data and other supplemental financial date for the years ended December 31, 2003, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                               2003        2002        2001
                                               ----        ----        ----
         Per Unit Performance
         (for a unit outstanding throughout
          the entire year)
         ----------------------------------

         Net asset value per unit at
           beginning of year                 $1,317.35   $1,164.33   $1,192.34
                                             ---------   ---------   ---------

         Income (loss) from operations:
            Total trading gains (1)             191.25      292.77       57.97
            Net investment (loss) (1)          (148.64)    (139.75)     (85.98)
                                             ---------   ---------   ---------

                Total income from operations     42.61      153.02      (28.01)
                                             ---------   ---------   ---------

         Net asset value per unit at
           end of year                       $1,359.96   $1,317.35   $1,164.33
                                             =========   =========   =========

         Total Return                           3.23 %     13.14 %     (2.35)%
                                              ========    ========    ========

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to incentive fees    8.80 %      9.73 %      8.86 %
            Incentive fees                      3.20 %      4.08 %      1.94 %
                                              --------    --------    --------

                Total expenses                 12.00 %     13.81 %     10.80 %
                                              ========    ========    ========

            Net investment (loss) (2)            (7.74)%     (8.03)%   (5.32)%
                                              ========    ========    ========


         Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

         ---------------
         (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net trading gain per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.
         (2)  Excludes incentive fees.

                                 EXHIBIT 14.1
                                CODE OF ETHICS
                                --------------



This Code of Ethics (the "Code") covers the ProFutures companies, including ProFutures, Inc., ProFutures Financial Group, Inc., ProFutures Capital Management, Inc., as well as the public funds offered, including ProFutures Diversified Fund, L.P., Alternative Asset Growth Fund, L.P. and ProFutures Long/Short Growth Fund, L.P. Collectively they will be referred to as "ProFutures". It applies to the Executive Officers (the "Covered Officers") of ProFutures for the purpose of promoting:

     Honest and ethical conduct, which includes the ethical handling of conflicts of interest between personal and professional relationships;

     Full, fair, accurate and timely disclosure in reports and documents that ProFutures files with, or submits to the Securities and Exchange Commission and in other public communications made by ProFutures;

     Compliance with applicable laws and governmental rules and regulations;

     Prompt internal reporting of violations of the Code to appropriate personnel; and

     Accountability for adherence to the Code.

Covered Officers should follow a high standard of business ethics and should be sensitive to situations that may be potential conflicts of interest.

A conflict of interest occurs when a Covered Officer's private interest interferes with the interests of the Fund. Each Covered Officer must not:

     Use his/her personal influence or personal relationships improperly to influence investment decisions or financial reporting by ProFutures whereby the Covered Officer would benefit personally (directly or indirectly) to the detriment of ProFutures;

     Cause ProFutures to take action or fail to take action, for the individual personal benefit of the Covered Officer, rather than the benefit of ProFutures;

     Use material non-public knowledge of portfolio transactions made or contemplated for any Funds to trade personally or have others trade in anticipation of the market effect of such transactions.

Each Covered Officer should become familiar with this Code, and any questions with any of the provisions should be directed to the Board of Directors, the Compliance Officer, or legal counsel. In addition, each Covered Officer:

     Must affirm in writing that he/she has read and understands the Code;

     Must annually thereafter affirm to the Board that he/she has complied with the requirements of the Code;

     Must not retaliate against any other Covered Officer, other officer, or employee of ProFutures for reports of potential violations made in good faith;

     Must notify the Board of Directors, the Compliance Officer, or legal counsel promptly if he/she knows or suspects of any violation of this Code.

All reports and records for this Code will be considered confidential. The Code is intended solely for internal use by ProFutures, and does not constitute an admission, by or on behalf of ProFutures, as to any fact, circumstance or legal conclusion.



                                 EXHIBIT 31.01
                                 CERTIFICATION
                                 -------------



I, Gary D. Halbert, certify that:

1. I have reviewed this report on Form 10-K of Alternative Asset
Growth Fund, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 26, 2004
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner



                                 EXHIBIT 31.02
                                 CERTIFICATION
                                 -------------



I, Debi B. Halbert, certify that:

1. I have reviewed this report on Form 10-K of Alternative Asset
Growth Fund, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 26, 2004
       ----------------------------------


/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                 EXHIBIT 32.01
                                 CERTIFICATION
                                 -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2003 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., general partner



                                         By:  /s/ Gary D. Halbert
                                              ---------------------------------
                                              Gary D. Halbert
                                              President
                                              March 26, 2004



                                 EXHIBIT 32.02
                                 CERTIFICATION
                                 -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as general partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2003 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., general partner



                                         By:  /s/ Debi B. Halbert
                                              ---------------------------------
                                              Debi B. Halbert
                                              Chief Financial Officer
                                              March 26, 2004