Form 10-Q
period 2004-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2004-05-13
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2004.

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

                        For the Quarter Ended March 31, 2004
                                    ------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         March 31, 2004 (Unaudited) and December 31, 2003 (Audited)
                                 -----------



                                                   March 31,    December 31,
                                                     2004           2003
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 5,778,437   $ 5,199,101
    Net option premiums (received)                    (15,150)            0
    Unrealized gain on open contracts                 204,656       372,991
                                                  -----------   -----------

      Deposits with broker                          5,967,943     5,572,092

  Cash                                                  2,686         3,339
  Cash deposits in forward trading
    collateral accounts                               815,735       787,636
  Unrealized gain on open forward contracts             5,045        22,416
                                                  -----------   -----------

      Total assets                                $ 6,791,409   $ 6,385,483
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    15,700   $    14,206
  Commissions and other trading fees
    on open contracts                                   7,977         7,187
  Incentive fees payable                              196,654        47,603
  Management fees payable                              59,666        55,583
  Redemptions payable                                 159,343       221,241
                                                  -----------   -----------

      Total liabilities                               439,340       345,820
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 units outstanding
    at March 31, 2004 and December 31, 2003           152,869       137,933
  Limited Partners - 4,113 and 4,340 units
    outstanding at March 31, 2004 and
    December 31, 2003                               6,199,200     5,901,730
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           6,352,069     6,039,663
                                                  -----------   -----------

                                                  $ 6,791,409   $ 6,385,483
                                                  ===========   ===========


                         See accompanying notes.



                   ALTERNATIVE ASSET GROWTH FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
       March 31, 2004 (Unaudited) and December 31, 2003 (Audited)
                                -----------



                                       March 31, 2004      December 31, 2003
                                     ------------------   -------------------

                                                % of                 % of
                                              Net Asset            Net Asset
    Description                        Value    Value       Value    Value
    -----------                        -----  ---------     -----  ---------

LONG FUTURES CONTRACTS
----------------------

    Agricultural                     $    704    0.01 %   $  7,743    0.13 %
    Currency                          (21,749)  (0.34)%     99,904    1.66 %
    Energy                               (216)  (0.00)%     36,223    0.60 %
    Interest rate                     135,887    2.14 %     29,036    0.48 %
    Metal                              63,160    0.99 %    100,416    1.66 %
    Stock index                        41,296    0.65 %    107,513    1.78 %
                                     --------   -------   --------   -------

    Total long futures contracts     $219,082    3.45 %   $380,835    6.31 %
                                     --------   -------   --------   -------

SHORT FUTURES CONTRACTS
-----------------------

    Agricultural                     $ (7,379)  (0.12)%   $  2,672    0.04 %
    Currency                           (6,012)  (0.09)%     (8,313)  (0.13)%
    Energy                               (560)  (0.01)%          0    0.00 %
    Interest rate                         718    0.01 %     (3,673)  (0.06)%
    Metal                              (1,988)  (0.03)%          0    0.00 %
    Stock index                        (3,780)  (0.06)%      1,470    0.02 %
                                     --------   -------   --------   -------

    Total short futures contracts    $(19,001)  (0.30)%   $ (7,844)  (0.13)%
                                     --------   -------   --------   -------

    Total futures contracts          $200,081    3.15 %   $372,991    6.18 %
                                     ========   =======   ========   =======

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

    Stock Index Options              $(10,575)  (0.17)%   $      0    0.00 %
                                     --------   -------   --------   -------
    Total written options on
      futures contracts (premiums
      received - $15,150 and
      $0, respectively)              $(10,575)  (0.17)%   $      0    0.00 %
                                     ========   =======   ========   =======

FORWARD CURRENCY CONTRACTS
--------------------------

    Long forward currency
      contracts                      $(23,944)  (0.38)%   $(52,165)  (0.86)%
    Short forward currency
      contracts                        28,989    0.46 %     74,581    1.23 %
                                     --------   -------   --------   -------

    Total forward currency
      contracts                      $  5,045    0.08 %   $ 22,416    0.37 %
                                     ========   =======   ========   =======


                          See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2004 and 2003
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           March 31,
                                                      2004          2003
                                                   ---------     ---------
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                                      $ 1,183,329   $ 1,124,524
    Change in unrealized                             (168,335)     (485,751)
    Brokerage commissions                             (45,815)      (43,941)
                                                  -----------   -----------

      Gain from futures trading                       969,179       594,832
                                                  -----------   -----------

  Gain (loss) from forward trading
    Realized                                           27,142             0
    Change in unrealized                              (17,371)            0
                                                  -----------   -----------

      Gain from forward trading                         9,771             0
                                                  -----------   -----------

      Total trading gains                             978,950       594,832
                                                  -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                    14,036        21,065
                                                  -----------   -----------

  Expenses
    Incentive fees                                    196,654       126,131
    Management fees                                   112,676       122,374
    Operating expenses                                 40,232        29,727
                                                  -----------   -----------

      Total expenses                                  349,562       278,232
                                                  -----------   -----------

      Net investment (loss)                          (335,526)     (257,167)
                                                  -----------   -----------

      NET INCOME                                  $   643,424   $   337,665
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 4,375 and
  4,826, respectively)                            $    147.08   $     69.96
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    147.27   $     69.95
                                                  ===========   ===========


                          See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
            For the Three Months Ended March 31, 2004 and 2003
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------

Balances at
   December 31, 2003          4,441     $137,933  $ 5,901,730  $ 6,039,663

Net income for the
 three months ended
 March 31, 2004                           14,936      628,488      643,424

Redemptions                    (227)           0     (331,018)    (331,018)
                             ------     --------  -----------  -----------

Balances at
 March 31, 2004               4,214     $152,869  $ 6,199,200  $ 6,352,069
                             ======     ========  ===========  ===========

Balances at
   December 31, 2002          4,827     $133,611  $ 6,225,842  $ 6,359,453

Net income for the
 three months ended
 March 31, 2003                            7,095      330,570      337,665

Redemptions                      (4)           0       (6,479)      (6,479)
                             ------     --------  -----------  -----------

Balances at
 March 31, 2003               4,823     $140,706  $ 6,549,933  $ 6,690,639
                             ======     ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2002                        $  1,317.35
                                           ===========
  March 31, 2003                           $  1,387.30
                                           ===========
  December 31, 2003                        $  1,359.96
                                           ===========
  March 31, 2004                           $  1,507.23
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



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                                -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

     A.  General Description of the Partnership

         Alternative Asset Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool.
         The Partnership engages in the speculative trading of futures and options on futures contracts and interbank forward currency contracts.

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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004, and the results of operations for the three months ended March 31, 2004 and 2003.

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

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2004 and 2003 were $32,102 and $34,404, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2004 and December 31, 2003 were $10,898 and $10,478, respectively.



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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the three months ended March 31, 2004 and 2003 were $32,102 and $34,404, respectively.

         Kenmar Global Strategies Inc. (Kenmar) assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar totaled $16,051 and $17,202 for the three months ended March 31, 2004 and 2003, respectively.

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

Note 7.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on futures contracts and forward contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                (Unaudited)
                                -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,359.96     $1,317.35
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (1)                      223.97        123.23
           Net investment (loss) (1)                    (76.70)       (53.28)
                                                     ---------     ---------

               Total income from operations             147.27         69.95
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,507.23     $1,387.30
                                                     =========     =========

           Total Return (3)                              10.83 %        5.31 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value:
             Expenses prior to incentive fees (4)         9.73 %        8.88 %
             Incentive fees (3)                           3.13 %        1.84 %
                                                        -------       -------

               Total expenses                            12.86 %       10.72 %
                                                        =======       =======

             Net investment (loss) (2), (4)              (8.84)%       (7.65)%
                                                        =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

           --------------------
          (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (2)  Excludes incentive fees.
          (3)  Not annualized.
          (4)  Annualized.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Critical Accounting Policies
         ----------------------------

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

         The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g., swap and forward contracts which are traded in the inter-bank market).

         A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures and option contracts. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures and option contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures and option contracts.

         B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: The Partnership's net income for the three months ended March 31, 2004 and 2003 totaled:

                                                        2004          2003
                                                        ----          ----

              Three months ended March 31            $  643,424    $  337,665
                                                     ==========    ==========


             As of March 31, 2004, 4,214 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,352,069 ($1,507.23 per Unit). This represents an increase in Net Asset Value of $312,406 compared with December 31, 2003, due to first quarter net income exceeding redemptions of limited partner units.

             As of March 31, 2003, 4,823 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,690,639 ($1,387.30 per Unit). This represents an increase in Net Asset Value of $331,186 compared with December 31, 2002, due to first quarter net income exceeding redemptions of limited partner units.

             First Quarter 2004
             ------------------

             The economy continued to improve in the first quarter of 2004, and most economic news was positive. The futures markets continued to be volatile, especially energy and currencies.

             The Partnership had a gain of 0.76% in January 2004. There were gains in stock indexes, metals and interest rates. There were small losses in energy, agricultural commodities and foreign currencies.

             The Partnership had a gain of 10.13% in February 2004. The largest gains were in foreign currencies and interest rates, with smaller gains in energy, agricultural commodities, metals and stock indexes.

             The Partnership had a loss of 0.12% in March 2004. There were some gains in interest rates and certain agricultural commodities. However, these were mostly offset by losses in foreign currencies, equities and energy.

             Overall, the Partnership ended the quarter with a total return of 10.83%. The largest trading gains were in the interest rate and metals sectors.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.


Item 4.  Controls and Procedures

         ProFutures, Inc., as General Partner of Alternative Asset Growth Fund, L.P., with the participation of the General Partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on their evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.


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



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALTERNATIVE ASSET GROWTH FUND, L.P.
                                  (Registrant)



May 12, 2004                      By /s/ GARY D. HALBERT
------------------------            -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



May 12, 2004                      By /s/ DEBI B. HALBERT
------------------------            -----------------------------------------
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



Date:  May 12, 2004
       ----------------------------------



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



Date:  May 12, 2004
       ----------------------------------


/s/ DEBI B. HALBERT
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                 EXHIBIT 32.01
                                 CERTIFICATION
                                 -------------


I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2004 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ GARY D. HALBERT
                                              ---------------------------------
                                              Gary D. Halbert
                                              President
                                              May 12, 2004



                                 EXHIBIT 32.02
                                 CERTIFICATION
                                 -------------


I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2004 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ DEBI B. HALBERT
                                              ---------------------------------
                                              Debi B. Halbert
                                              Chief Financial Officer
                                              May 12, 2004