Form 10-Q
period 2004-09-30
ALTERNATIVE ASSET GROWTH FUND L P
filed 2004-11-15
CIK 851998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Alternative Asset Growth Fund, L.P.
          Commission File #0-18500

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2004.

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

                        For the Quarter Ended June 30, 2004
                                    ------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
          June 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                 -----------



                                                    June 30,    December 31,
                                                      2004          2003
                                                      ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $ 4,547,055   $ 5,199,101
    Unrealized gain (loss) on open
      contracts                                       (27,050)      372,991
                                                  -----------   -----------

      Deposits with broker                          4,520,005     5,572,092

  Cash                                                  3,546         3,339
  Cash deposits in forward trading
    collateral accounts                               770,096       787,636
  Unrealized gain (loss) on open
    forward contracts                                 (40,724)       22,416
                                                  -----------   -----------

      Total assets                                $ 5,252,923   $ 6,385,483
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    13,258   $    14,206
  Commissions and other trading fees
    on open contracts                                   5,435         7,187
  Incentive fees payable                                    0        47,603
  Management fees payable                              49,131        55,583
  Redemptions payable                                  62,281       221,241
                                                  -----------   -----------

      Total liabilities                               130,105       345,820
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 101 units outstanding
    at June 30, 2004 and December 31, 2003            125,659       137,933
  Limited Partners - 4,034 and 4,340 units
    outstanding at June 30, 2004 and
    December 31, 2003                               4,997,159     5,901,730
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                           5,122,818     6,039,663
                                                  -----------   -----------

                                                  $ 5,252,923   $ 6,385,483
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                     CONDENSED SCHEDULE OF INVESTMENTS
         June 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                 -----------



                                       June 30, 2004      December 31, 2003
                                     ------------------   -------------------

                                                % of                 % of
                                              Net Asset            Net Asset
    Description                        Value    Value       Value    Value
    -----------                        -----  ---------     -----  ---------

LONG FUTURES CONTRACTS
----------------------

    Agricultural                     $(11,122)  (0.21)%   $  7,743    0.13 %
    Currency                           (1,000)  (0.02)%     99,904    1.66 %
    Energy                             (6,600)  (0.13)%     36,223    0.60 %
    Interest rate                       2,803    0.05 %     29,036    0.48 %
    Metal                             (22,482)  (0.44)%    100,416    1.66 %
    Stock index                        45,602    0.89 %    107,513    1.78 %
                                     --------   -------   --------   -------

    Total long futures contracts     $  7,201    0.14 %   $380,835    6.31 %
                                     --------   -------   --------   -------

SHORT FUTURES CONTRACTS
-----------------------

    Agricultural                     $ 14,391    0.28 %   $  2,672    0.04 %
    Currency                           (8,806)  (0.17)%     (8,313)  (0.13)%
    Energy                               (250)  (0.01)%          0    0.00 %
    Interest rate                     (36,939)  (0.72)%     (3,673)  (0.06)%
    Metal                              (2,543)  (0.05)%          0    0.00 %
    Stock index                          (104)   0.00 %      1,470    0.02 %
                                     --------   -------   --------   -------

    Total short futures contracts    $(34,251)  (0.67)%   $ (7,844)  (0.13)%
                                     --------   -------   --------   -------

    Total futures contracts          $(27,050)  (0.53)%   $372,991    6.18 %
                                     ========   =======   ========   =======

FORWARD CURRENCY CONTRACTS
--------------------------

    Long forward currency
      contracts                      $(32,731)  (0.64)%   $(52,165)  (0.86)%
    Short forward currency
      contracts                        (7,993)  (0.15)%     74,581    1.23 %
                                     --------   -------   --------   -------

    Total forward currency
      contracts                      $(40,724)  (0.79)%   $ 22,416    0.37 %
                                     ========   =======   ========   =======


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 2004 and 2003
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           June 30,
                                                      2004          2003
                                                   ---------     ---------
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                                      $  (650,470)  $   302,996
    Change in unrealized                             (231,706)     (192,899)
    Brokerage commissions                             (45,130)      (35,092)
                                                  -----------   -----------

      Gain (loss) from futures trading               (927,306)       75,005
                                                  -----------   -----------

  Gain (loss) from forward trading
    Realized                                          (41,482)            0
    Change in unrealized                              (45,769)            0
                                                  -----------   -----------

      Gain (loss) from forward trading                (87,251)            0
                                                  -----------   -----------

      Total trading gains (losses)                 (1,014,557)       75,005
                                                  -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                    15,218        18,711
                                                  -----------   -----------

  Expenses
    Incentive fees                                          0        11,952
    Management fees                                    96,277       109,246
    Operating expenses                                 31,881        26,544
                                                  -----------   -----------

      Total expenses                                  128,158       147,742
                                                  -----------   -----------

      Net investment (loss)                          (112,940)     (129,031)
                                                  -----------   -----------

      NET (LOSS)                                  $(1,127,497)  $   (54,026)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 4,198 and 4,801, respectively)             $   (268.60)  $    (11.25)
                                                  ===========   ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $   (268.28)  $    (11.40)
                                                  ===========   ===========


                      See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                         STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 2004 and 2003
                               (Unaudited)
                               -----------



                                                       Six Months Ended
                                                           June 30,
                                                      2004          2003
                                                   ---------     ---------
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                                      $   532,859   $ 1,427,519
    Change in unrealized                             (400,041)     (678,650)
    Brokerage commissions                             (90,945)      (79,033)
                                                  -----------   -----------

      Gain from futures trading                        41,873       669,836
                                                  -----------   -----------

  Gain (loss) from forward trading
    Realized                                          (14,340)            0
    Change in unrealized                              (63,140)            0
                                                  -----------   -----------

      Gain (loss) from forward trading                (77,480)            0
                                                  -----------   -----------

      Total trading gains (losses)                    (35,607)      669,836
                                                  -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                    29,254        39,777
                                                  -----------   -----------

  Expenses
    Incentive fees                                    196,654       138,083
    Management fees                                   208,953       231,620
    Operating expenses                                 72,113        56,271
                                                  -----------   -----------

      Total expenses                                  477,720       425,974
                                                  -----------   -----------

      Net investment (loss)                          (448,466)     (386,197)
                                                  -----------   -----------

      NET INCOME (LOSS)                           $  (484,073)  $   283,639
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 4,286 and 4,813, respectively)             $   (112.94)  $     58.93
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $   (121.01)  $     58.55
                                                  ===========   ===========


                         See accompanying notes.



                    ALTERNATIVE ASSET GROWTH FUND, L.P.
       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Six Months Ended June 30, 2004 and 2003
                               (Unaudited)
                               -----------



                              Total             Partners' Capital
                            Number of   ----------------------------------
                              Units     General     Limited       Total
                           -----------  --------  -----------  -----------

Balances at
   December 31, 2003          4,441     $137,933  $ 5,901,730  $ 6,039,663

Net income for the
 six months ended
 June 30, 2004                           (12,274)    (471,799)    (484,073)

Redemptions                    (306)           0     (432,772)    (432,772)
                             ------     --------  -----------  -----------

Balances at
 June 30, 2004                4,135     $125,659  $ 4,997,159  $ 5,122,818
                             ======     ========  ===========  ===========

Balances at
   December 31, 2002          4,827     $133,611  $ 6,225,842  $ 6,359,453

Net income for the
 six months ended
 June 30, 2003                             5,938      277,701      283,639

Redemptions                     (82)           0     (114,512)    (114,512)
                             ------     --------  -----------  -----------

Balances at
 June 30, 2003                4,745     $139,549  $ 6,389,031  $ 6,528,580
                             ======     ========  ===========  ===========


Net asset value
 per unit at
  December 31, 2002                        $  1,317.35
                                           ===========
  June 30, 2003                            $  1,375.90
                                           ===========
  December 31, 2003                        $  1,359.96
                                           ===========
  June 30, 2004                            $  1,238.95
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

         H.  Interim Financial Statements

             In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2004 and 2003 were $59,638 and $68,266, respectively. Such management fees earned for the three months ended June 30, 2004 and 2003 were $27,536 and $33,861, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2004 and December 31, 2003 were $8,678 and $10,478, respectively.

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

Note 5.  OTHER MANAGEMENT FEES
         ---------------------

         The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the six months ended June 30, 2004 and 2003 were $59,638 and $68,266, respectively. Such fees earned for the three months ended June 30, 2004 and 2003 were $27,536 and $33,861, respectively.

         Kenmar Global Strategies Inc. (Kenmar) assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Fees earned by Kenmar totaled $29,819 and $34,133 for the six months ended June 30, 2004 and 2003, respectively. Such fees earned by Kenmar for the three months ended June 30, 2004 and 2003 totaled $13,768 and $16,931, respectively.

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



                  ALTERNATIVE ASSET GROWTH FUND, L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            June 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,507.23     $1,387.30
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (losses) (1)            (241.37)        15.48
           Net investment (loss) (1)                    (26.91)       (26.88)
                                                     ---------     ---------

               Total (loss) from operations            (268.28)       (11.40)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,238.95     $1,375.90
                                                     =========     =========

           Total Return (3)                            (17.80)%       (0.82)%
                                                       =======       =======

           Supplemental Data

           Ratios to average net asset value:
             Expenses prior to incentive fees (4)         9.41 %        8.10 %
             Incentive fees (3)                           0.00 %        0.18 %
                                                        ------        -------

               Total expenses                             9.41 %        8.28 %
                                                        =======       =======

             Net investment (loss) (2), (4)              (8.29)%       (6.98)%
                                                        =======       =======


                                                        Six months ended
                                                            June 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,359.96     $1,317.35
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (losses) (1)             (16.38)       138.78
           Net investment (loss) (1)                   (104.63)       (80.23)
                                                     ---------     ---------

               Total income (loss) from operations     (121.01)        58.55
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,238.95     $1,375.90
                                                     =========     =========

           Total Return (3)                             (8.90)%        4.44 %
                                                       =======       =======

           Supplemental Data

           Ratios to average net asset value:
             Expenses prior to incentive fees (4)         9.58 %        8.49 %
             Incentive fees (3)                           3.35 %        2.04 %
                                                        ------        -------

               Total expenses                            12.93 %       10.53 %
                                                        =======       =======

             Net investment (loss) (2), (4)              (8.58)%       (7.32)%
                                                        =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

           --------------------
          (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (2)  Excludes incentive fees.
          (3)  Not annualized.
          (4)  Annualized.



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

             The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

         C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the six months ended June 30, 2004 and 2003 totaled:

                                                        2004          2003
                                                        ----          ----

              Three months ended March 31           $   643,424   $   337,665
              Three months ended June 30             (1,127,497)      (54,026)
                                                    -----------   -----------

                     Six months ended June 30       $  (484,073)  $   283,639
                                                    ===========   ===========


         As of June 30, 2004, 4,135 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $5,122,818 ($1,238.95 per Unit). This represents a decrease in Net Asset Value of $(916,845) compared with December 31, 2003. The decrease is caused by redemptions of limited partner units and a net loss for the six months ended June 30, 2004.

         As of June 30, 2003, 4,745 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,528,580 ($1,375.90 per Unit). This represents an increase in Net Asset Value of $169,127 compared with December 31, 2002, due to year to date net income exceeding redemptions of limited partner units.

         Second Quarter 2004
         -------------------

         The economic recovery continued in the second quarter of 2004, and most economic news was positive, though there was a little slowdown in June. The futures markets were again volatile, especially in energy, interest rates and currencies.

         The Partnership had a loss of 10.16% in April. The Partnership had large losses in metals, interest rates, equities and foreign currencies, as well as smaller losses in agriculture. The only bright spot was energy, where there were some modest gains.

         The Partnership had a loss of 2.06% in May. The Partnership had gains in energy, foreign currencies and metals. There were losses in agriculture, equities and interest rates. Campbell and Winton, our main trend-followers were essentially flat in May.

         The Partnership had a loss of 6.58% in June. The Partnership had losses in nearly all sectors. Losses were especially large in foreign currencies and energy.

         Overall, the Partnership had a total return of (17.80)% for the quarter and (8.90)% for the six months ended June 30, 2004. For the second quarter 2004, the majority of the Partnership's gains were in the energy sector and the largest loss was in interest rates.

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



August 12, 2004                   By /s/ GARY D. HALBERT
------------------------            -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



August 12, 2004                   By /s/ DEBI B. HALBERT
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



Date:  August 12, 2004
       ----------------------------------



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



Date:  August 12, 2004
       ----------------------------------


/s/ DEBI B. HALBERT
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                 EXHIBIT 32.01
                                 CERTIFICATION
                                 -------------


I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2004 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ GARY D. HALBERT
                                              ---------------------------------
                                              Gary D. Halbert
                                              President
                                              August 12, 2004



                                 EXHIBIT 32.02
                                 CERTIFICATION
                                 -------------


I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of Alternative Asset Growth Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2004 of Alternative Asset Growth Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Alternative Asset Growth Fund, L.P.

                                         ALTERNATIVE ASSET GROWTH FUND, L.P.
                                         By:  ProFutures, Inc., General Partner



                                         By:  /s/ DEBI B. HALBERT
                                              ---------------------------------
                                              Debi B. Halbert
                                              Chief Financial Officer
                                              August 12, 2004