Form 10-K
period 2004-12-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2005-03-31
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2004
                                  -----------

                        Commission File number: 0-18500
                                  -----------

                      Alternative Asset Growth Fund, L.P.
                        ------------------------------
              (Exact name of Partnership as specified in charter)

           Delaware                                   74-2546493
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                             c/o ProFutures, Inc.,
                        11719 Bee Cave Road, Suite 200,
                              Austin, Texas 78738
                             --------------------
                   (Address of principal executive offices)

                        Partnership's telephone number

                                (800) 348-3601
                                  -----------
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class         Name of each exchange on which registered
  ---------------------        -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                         -----------------------------
                               (Title of Class)

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

Not applicable



                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Financial Statements for the Years ended December 31, 2004, 2003 and 2002 with Report of Independent Registered Public Accounting Firm, the annual report to securities holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith. Registrant's Prospectus dated August 31, 1990 and Supplement thereto dated March 1, 1991 are also incorporated by reference.

                                    PART I

Item 1.     Business.

(a)  General Development of Business
     -------------------------------

     Alternative Asset Growth Fund, L.P. (the "Partnership") was organized on April 28, 1989 under the Delaware Revised Uniform Limited Partnership Act. The General Partner and Commodity Pool Operator of the Partnership is ProFutures, Inc., a Texas corporation. The General Partner's address is 11719 Bee Cave Road, Suite 200, Austin, Texas 78738 and its telephone numbers are 1-800-348-3601 and (512) 263-3800.

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

(b)  General Description of the Business
     -----------------------------------

     ProFutures, Inc. a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership exclusive of its trading operations. Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. As of December 31, 2004 there were three Commodity Trading Advisors:
     Campbell & Co., Inc., Meyer Capital Management, Inc. and Winton Capital Management Limited (collectively, the "Advisors").

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

     Notional Funding Note: As of December 31, 2004, the Partnership has allocated notional funds to Advisors equal to approximately 31% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

     The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value. Effective October 16, 2004, the Partnership pays the General Partner an additional monthly management fee of .0625% (.75% annually) of the Partnership's month-end Net Asset Value for consulting services rendered to the Partnership.

     On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's Advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end net asset value.

     Prior to November 1, 2004, Kenmar Global Strategies Inc. (Kenmar) assisted the General Partner in making decisions about which Advisors to hire, the allocations among the Advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar received a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value.

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

(e)  Brokerage Arrangements
     ----------------------

     The Partnership deposits funds with Man Financial Inc. to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year ended December 31, 2004, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.

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

(b)  Holders
     -------

     The number of holders of record of Units of Partnership Interest as of December 31, 2004 was:

                 General Partner's Capital              1
                 Limited Partners' Capital            325

     At the commencement of trading on March 7, 1990 there were 290 Limited Partners holding 4,339 Units of Limited Partner Interest and one General Partner holding 46 Units of General Partner Interest. At December 31, 2004, there were 325 Limited Partners holding 3,829 Units and 101 Units held by the General Partner.

(c)  Distributions
     -------------

     The Partnership does not anticipate making any distributions to investors.

     Distributions of profits to partners are made at the discretion of the General Partner and will depend, among other factors, on earnings and the financial condition of the Partnership. No such distributions have been made to date.

Item 6.     Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2004, 2003, 2002, 2001 and 2000.

                                                                     2004
                                                                     ----

Realized Gains (Losses)                                        $    1,074,617
Change in Unrealized Gains (Losses)
    on Open Contracts                                                (179,219)
Interest Income                                                        73,410
Management Fees                                                       386,530
Incentive Fees                                                        230,216
Net Income (Loss)                                                      46,481
General Partner Capital                                               139,224
Limited Partner Capital                                             5,255,409
Partnership Capital                                                 5,394,633
Net Income (Loss) Per Limited and
    General Partner Unit*                                               11.16
Net Asset Value Per Unit At

End of Year                                                          1,372.69

                                                                     2003
                                                                     ----

Realized Gains (Losses)                                        $    1,118,717
Change in Unrealized Gains (Losses)
    on Open Contracts                                                 (55,181)
Interest Income                                                        68,362
Management Fees                                                       445,653
Incentive Fees                                                        206,692
Net Income (Loss)                                                     200,542
General Partner Capital                                               137,933
Limited Partner Capital                                             5,901,730
Partnership Capital                                                 6,039,663
Net Income (Loss) Per Limited and
    General Partner Unit*                                               42.20
Net Asset Value Per Unit At
End of Year                                                          1,359.96

                                                                     2002
                                                                     ----

Realized Gains (Losses)                                        $    1,445,228
Change in Unrealized Gains (Losses)
    on Open Contracts                                                 170,409
Interest Income                                                        99,567
Management Fees                                                       457,829
Incentive Fees                                                        238,951
Net Income (Loss)                                                     696,481
General Partner Capital                                               133,611
Limited Partner Capital                                             6,225,842
Partnership Capital                                                 6,359,453
Net Income (Loss) Per Limited and
    General Partner Unit*                                              137.24
Net Asset Value Per Unit At
End of Year                                                          1,317.35


                                                                     2001
                                                                     ----

Realized Gains (Losses)                                        $      879,553
Change in Unrealized Gains (Losses)
    on Open Contracts                                                (242,447)
Interest Income                                                       255,465
Management Fees                                                       536,862
Incentive Fees                                                        139,705
Net Income (Loss)                                                    (155,163)
    General Partner Capital                                           106,803
Limited Partner Capital                                             6,225,137
Partnership Capital                                                 6,331,940
Net Income (Loss) Per Limited and
    General Partner Unit*                                              (25.52)
Net Asset Value Per Unit At
End of Year                                                          1,164.33

                                                                     2000
                                                                     ----

Realized Gains (Losses)                                         $  (1,534,607)
Change in Unrealized Gains (Losses)
    on Open Contracts                                                (173,707)
Interest Income                                                       573,187
Management Fees                                                       648,717
Incentive Fees                                                        248,648
Net Income (Loss)                                                  (2,558,071)
General Partner Capital                                               109,373
Limited Partner Capital                                             7,840,545
Partnership Capital                                                 7,949,918
Net Income (Loss) Per Limited and
    General Partner Unit*                                             (320.22)
Net Asset Value Per Unit At
End of Year                                                          1,192.34

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

(c)  Results of Operations
     ---------------------

     The Partnership's net income (loss) for each quarter of the years ended December 31, 2004 and 2003 consisted of the following:


                                      1st Qtr 2004    2nd Qtr 2004   3rd Qtr 2004    4th Qtr 2004
                                     --------------------------------------------------------------



Gain (loss) from trading                   978,950     (1,014,557)         55,166         716,315
Net investment (loss)                     (335,526)      (112,940)       (102,711)       (138,216)
Net Income (Loss)                          643,424     (1,127,497)        (47,545)        578,099

Net income (loss) per Unit                  147.08        (268.60)         (11.60)         145.03
Increase (decrease) in                      147.27        (268.28)         (11.04)         144.78
  Net Asset Value per Unit

Net Asset Value per Unit                  1,507.23       1,238.95        1,227.91        1,372.69
  at end of period


                                      1st Qtr 2003    2nd Qtr 2003   3rd Qtr 2003    4th Qtr 2003
                                     --------------------------------------------------------------



Gain (loss) from trading                   594,832         75,005        (132,415)        369,543
Net investment (loss)                     (257,167)      (129,031)       (150,289)       (169,936)
Net Income (Loss)                          337,665        (54,026)       (282,704)        199,607

Net income (loss) per Unit                   69.96         (11.25)         (59.66)          42.97
Increase (decrease) in                       69.95         (11.40)         (59.64)          43.70
  Net Asset Value per Unit

Net Asset Value per Unit                  1,387.30       1,375.90        1,316.26        1,359.96
  at end of period


     Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year Ended December 31, 2004
     ----------------------------

     2004 had net income of $46,481 or $11.16 per Unit. At December 31, 2004, partners' capital totaled $5,394,633, a net decrease of $645,030 from December 31, 2003 including capital redemptions of $693,807. Net Asset Value per Unit at December 31, 2004 amounted to $1,372.69, as compared to $1,359.96 at December 31, 2003, an increase of 0.94%.

     The net income for 2004 resulted primarily from trading gains in the energy and interest rates market sectors, offset by losses in the agricultural and metals market sectors.

     Fourth Quarter 2004
     -------------------

     The fourth quarter continued to be volatile for the markets, especially the commodity markets. Oil and currencies were especially volatile. Many believe the commodity markets will continue to be volatile due in part to increasing demands on commodities from rapidly growing economies in China and India.

     The Partnership had a gain of 1.38% in October. The Partnership had gains in interest rates, foreign currencies and energy, with smaller gains in stock indices. There were losses in base metals, with smaller losses in agricultural commodities.

     The Partnership had a gain of 8.43% in November. The Partnership had significant gains in interest rates, stock indices, foreign currencies (the dollar plunged) and metals. The Partnership experienced small losses in energy and certain agricultural commodities.

     The Partnership had a gain of 1.70% in December. The Partnership achieved significant gains in the stock index markets, with smaller gains in foreign currencies and interest rates. Losses were in energy, metals and certain agricultural commodities.

     The Partnership ended the year with a small gain.

     Third Quarter 2004
     ------------------

     The economy continued to grow in the third quarter of 2004, though at a slower pace. The economic news was a little more mixed, with both good news and not-so-good news. Overall though, the growth is continuing, though rising oil prices, trading above $50 a barrel, could put a damper on things in the coming months.

     The Partnership had a loss of 3.29% in July 2004. It was once again a very difficult month in the markets, especially for trend followers. The Partnership had large gains in energy, with smaller gains in agricultural commodities and metals. However, these gains were offset by losses in equities, foreign currencies and interest rates.

     The Partnership had a gain of 0.66% in August 2004. The Partnership started out strong in August, but some of the gains were lost as some of the trends reversed. The Partnership had large gains in bonds and interest rates, with smaller gains in precious metals. There were losses mainly in foreign currencies and agricultural commodities.

     The Partnership had a gain of 1.80% in September 2004. The Partnership took advantage of rising oil prices and had large gains in energy, along with large gains in base metals, with smaller gains in foreign currencies. There were losses in agricultural commodities, equities, interest rates and precious metals.

     Overall, the Partnership had a total return of (0.89)% for the quarter and (9.71)% for the nine months ended September 30, 2004. For the third quarter 2004, the majority of the Partnership's trading gains were in the energy, interest rates and metals market sectors, offset with large losses in the equities and foreign currency market sectors.

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

     The Partnership had a loss of 1.32% in October 2003. The Partnership had large gains in stock indices, with smaller gains in agricultural commodities and base metals. These gains were offset by losses in interest rates and energy.

     The Partnership had a loss of 0.24% in November 2003. The Partnership had some gains in foreign currencies, with smaller gains in precious metals. These gains were offset by losses in most other sectors.

     The Partnership had a gain of 4.96% in December 2003. The Partnership had gains in foreign currencies and stock indices, with smaller gains in energy and metals. There were small losses in interest rates and certain agricultural commodities.

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

     The Partnership had a loss of 3.70% in July. The Partnership had losses in bonds and other interest rate contracts and foreign currencies. There were gains in stock indices, metals, energy and certain agricultural commodities.

     In August 2003, the Partnership had a gain of 0.81%. The Partnership had gains in foreign currencies, energy, stock indices and metals. There were losses in bonds and certain agricultural commodities.

     In September 2003, the Partnership had a loss of 1.46%. The Partnership had gains in foreign currencies, which were offset by losses in energy. The other sectors were generally flat.

     The Partnership had a total return of (4.33)% for the quarter and (0.08)% for the nine months ended September 30, 2003. For the third quarter 2003, the majority of the Partnership's trading gains were in stock indices and the largest loss was in energy. In September 2003, one new trader, Conquest Capital, was added to the Partnership.

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

     In May 2003, the Partnership gained 4.80%. The Partnership had gains in interest rates, especially bonds. There were also gains in currencies, metals and stock indices. There were some losses in energy and certain agricultural commodities.

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

     In January 2003, the Partnership gained 6.01%. There were large gains in foreign currencies and energy, with smaller gains in interest rates, precious and base metals and stock indices. There were small losses in grains.

     In February 2003, the Partnership gained 5.66%. There were large gains in energy, with smaller gains in interest rates and currencies. These were offset by losses in stock indices and metals. Most other sectors were basically flat.

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

     In July, the Partnership gained 8.13%. There were gains in interest rates and stock indices along with gains in certain agricultural commodities. Those gains were partially offset by losses in the energy complex and metals.

     In August, the Partnership gained another 3.42%. Again, there were gains in interest rate markets. There were also gains in energy, precious metals, grains and livestock. There were losses in foreign currencies, stock index futures, and base metals.

     In September, the Partnership had another gain of 5.24%. There were gains in interest rates along with additional gains in stock indices and energy. There were losses in precious metals.

     The Partnership had a total return of 17.68% for the quarter and 15.15% for the nine months ended September 30, 2002. For the third quarter 2002, the majority of the Partnership's trading gains were in interest rate futures and stock index futures and the largest loss was in foreign currencies.

     Second Quarter 2002
     -------------------

     The futures markets continued to be volatile in the second quarter of 2002, though there was a surge at the end of the quarter. The extreme volatility of the equity markets, mainly on the downside, had a major impact on the commodities markets. Many of the US and overseas stock indices and foreign currencies were very active. Some of this was the result of the corporate scandals that continue to rock the markets.

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

     In June, the Partnership had a gain of 11.46%. There were gains in Euro futures and the Swiss Franc, and also a gain in EuroDollar futures. There were also gains in various stock and bond indices. There were losses in British Pounds, the Nikkei Stock Index, and Gold, but these were more than offset by the gains.

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

     In January 2002, the Partnership lost 5.00%. There were large losses in stock indices and agricultural commodities. Large losses were also incurred in interest rates and metals. Many of the other sectors were essentially flat.

     In February 2002, the Partnership lost 6.74%. The Partnership once again experienced losses in stock indices and interest rates. In addition, there were also losses in the energy complex and foreign currencies. There were some gains in agricultural commodities and precious metals. These however, were not enough to offset the losses for the month.

     In March 2002, the Partnership managed to gain 4.66%. There were gains in the energy complex, including Brent Crude Oil and Unleaded Gas. There were also some gains in bonds and stock indices. There were losses in currencies, including the Japanese Yen and the Swiss Franc. There were also some small losses in cotton and aluminum. These losses however were not enough to offset the gains.

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

Item 11.    Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received monthly management fees which aggregated $119,300 for 2004.

Item 12.    Security Ownership of Certain Beneficial Owners.

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The Partnership knows of no one person who beneficially owns more than 5% of the Units of Limited Partnership Interest.

(b)  Security Ownership of Management
     --------------------------------

     Under the terms of the Limited Partnership Agreement, the General Partner exclusively manages the Partnership's affairs. As of December 31, 2004, the General Partner owned 101 Units, having an aggregate value of $139,244, which is approximately 2.6% of the Net Asset Value of the Partnership.

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

Item 14.    Principal Accounting Fees and Services.

     Arthur F. Bell, Jr. & Associates, L.L.C. billed the Partnership aggregate fees for services rendered to the Partnership for the last two fiscal years as follows:

                                             2004               2003
                                        --------------     --------------
        Audit Fees (1)                  $   40,967         $   33,021
        Audit-Related Fees (2)          $   32,825         $   22,729
        Tax Fees (3)                    $    6,498         $    3,881
        All Other Fees (4)              $    3,000         $    2,600

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

     (4) All Other Fees relate to the preparation of performance records and elated footnotes for the Partnership and each Advisor.

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


                                    PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)  1.   Financial Statements

          The following are included with the 2004 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01

                  Affirmation of ProFutures, Inc.
                  Report of Independent Registered Public Accounting Firm Statements of Financial Condition
                  Condensed Schedules of Investments
                  Statements of Operations
                  Statements of Changes in Partners' Capital
                  Notes to Financial Statements


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

          *10.1 Form of Escrow Agreement among the Registrant, the General Partner and First National Bank of Chicago, the Escrow Agent.

          *10.4(b) Form of Consulting Agreement between Registrant and Business Marketing Group, Inc.

          *10.5 Form of Consulting Agreement between the Registrant and Kenmar Global Strategies Inc.

          *10.7 Form of Amended and Restated Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.

---------------------
* Previously filed in the June 13, 1989 Registration Statement; the September 1, 1989 Pre-effective amendment No.1 thereto; the July 16, 1990 post-effective amendment thereto; and/or Form 10-Q for the quarter ended September 30, 1991; and/or Forms 10-Q for the quarters ended March 31, 1992 and September 30, 1992; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1993; and/or Form 10-K for the year 1994; and/or Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1994; and/or Form 10-Q for the quarter ended March 31, 1995; and/or Form 10-K for the year 2001; and/or Form 10-Q for the quarter ended June 30, 2002. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

(b)  Exhibits
     --------

     13.1  2004 Report of Independent Registered Public Accounting Firm.

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

(c)  Financial Statement Schedules
     -----------------------------

     Not Applicable, not required, or information included in financial statements.

                                  SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ALTERNATIVE ASSET GROWTH FUND, L.P.
                                    (Partnership)



March 30, 2005                      By /s/ GARY D. HALBERT
----------------------------           ---------------------------------------
Date                                   Gary D. Halbert, President and Director
                                       ProFutures, Inc.
                                       General Partner



March 30, 2005                      By /s/ DEBI B. HALBERT
----------------------------           ---------------------------------------
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



March 30, 2005                      By /s/ GARY D. HALBERT
----------------------------           ---------------------------------------
Date                                   Gary D. Halbert, President and Director
                                       ProFutures, Inc.
                                       General Partner


March 30, 2005                      By /s/ DEBI B. HALBERT
----------------------------           ---------------------------------------
Date                                   Debi B. Halbert, Chief Financial
                                         Officer, Treasurer and Director
                                       ProFutures, Inc.
                                       General Partner