Form 10-Q
period 2005-03-31
ALTERNATIVE ASSET GROWTH FUND L P
filed 2005-05-13
CIK 851998

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                 X Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 2005
                                 ------------

                        Commission File Number 0-18500
                                 ------------

                      Alternative Asset Growth Fund, L.P.
                  ------------------------------------------

                          (Exact name of Partnership)

      Delaware                                         74-2546493
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

                               ProFutures, Inc.
                        11719 Bee Cave Road, Suite 200
                              Austin, Texas 78738
                     -------------------------------------

                    (Address of principal executive office)

                        Partnership's telephone number
                                (800) 348-3601
                               ----------------

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

                                      Yes
                                      No  [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
          March 31, 2005 (Unaudited) and December 31, 2004 (Audited)


                                                                              March 31,             December 31,
                                                                                2005                    2004
                                                                        ------------------       ------------------
ASSETS
    Equity in broker trading accounts
        Cash                                                            $       4,809,436        $       5,306,718
        Option premiums (received)                                                      0                  (2,250)
        Unrealized gain on open contracts                                         272,481                  216,188
                                                                        ------------------       ------------------

                Deposits with broker                                            5,081,917                5,520,656

    Cash                                                                            6,921                   13,755
                                                                        ------------------       ------------------

                Total assets                                            $       5,088,838        $       5,534,411
                                                                        ==================       ==================

LIABILITIES
    Accounts payable                                                    $          31,433        $          25,185
    Commissions and other trading fees
        on open contracts                                                           4,923                    4,401
    Incentive fees payable                                                         35,194                   33,562
    Management fees payable                                                        49,613                   46,885
    Redemptions payable                                                           115,704                   29,745
                                                                        ------------------       ------------------

                Total liabilities                                                 236,867                  139,778
                                                                        ------------------       ------------------

PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 101 units outstanding
        at March 31, 2005 and December 31, 2004                                   134,782                  139,224
    Limited Partners - 3,550 and 3,829 units outstanding
        at March 31, 2005 and December 31, 2004                                 4,717,189                5,255,409
                                                                        ------------------       ------------------

                Total partners' capital
                    (Net Asset Value)                                           4,851,971                5,394,633
                                                                        ------------------       ------------------




                                                                        $       5,088,838        $       5,534,411
                                                                        ==================       ==================

See accompanying notes.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                      CONDENSED SCHEDULES OF INVESTMENTS
          March 31, 2005 (Unaudited) and December 31, 2004 (Audited)


                                                               March 31, 2005                  December 31, 2004
                                                        ----------------------------    ------------------------------

                                                                         % of Net                          % of Net
LONG FUTURES CONTRACTS                                     Value        Asset Value        Value          Asset Value
                                                        ------------    ------------    ------------      ------------
      Agricultural                                      $  (14,715)       (0.30)%         $27,278             0.51%

      Currency                                             (31,503)       (0.65)%          51,237             0.95%

      Energy                                                82,741          1.71%          (8,600)           (0.16)%

      Interest rate                                        102,128          2.10%          24,544             0.45%

      Metal                                                 64,450          1.33%          79,898             1.48%

      Stock index                                          (18,526)       (0.38)%         109,027             2.02%
                                                        ------------    ------------    ------------      ------------

      Total long futures contracts                      $  184,575          3.81%        $283,384             5.25%
                                                        ------------    ------------    ------------      ------------

SHORT FUTURES CONTRACTS

      Agricultural                                            $(90)        (0.00)%        $(3,432)           (0.06)%

      Currency                                              69,185          1.42%          (7,103)           (0.13)%

      Energy                                                     0          0.00%           4,172             0.08%

      Interest rate                                         55,765          1.15%           5,307             0.10%

      Metal                                                (36,423)        (0.75)%        (68,265)           (1.27)%

      Stock index                                             (531)        (0.01)%              0             0.00%
                                                        ------------    ------------    ------------      ------------

      Total short futures contracts                     $   87,906          1.81%        $(69,321)           (1.28)%
                                                        ------------    ------------    ------------      ------------

      Total futures contracts                           $  272,481          5.62%        $214,063             3.97%
                                                        ============    ============    ============      ============


WRITTEN OPTIONS ON FUTURES CONTRACTS

      Currency                                          $        0          0.00%           $(125)            0.00%
                                                        ------------    ------------    ------------      ------------

      Total written options on futures contracts
          (premiums received - $0 and $2,250)           $        0          0.00%           $(125)            0.00%
                                                        ============    ============    ============      ============

      See accompanying notes.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                           STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 2005 and 2004 (Unaudited)



                                                                                 Three Months Ended
                                                                                      March 31,

                                                                               2005                     2004
                                                                        ----------------     ----------------
TRADING GAINS (LOSSES)
    Gain (loss) from futures and option trading
        Realized                                                        $      (56,113)      $     1,183,329
        Change in unrealized                                                    56,293              (168,335)
        Brokerage commissions                                                  (32,415)              (45,815)
                                                                        ----------------     ----------------

                Gain (loss) from futures and option trading                    (32,235)              969,179
                                                                        ----------------     ----------------

    Gain (loss) from forward currency trading
        Realized                                                                     0                27,142
        Change in unrealized                                                         0               (17,371)
                                                                        ----------------     ----------------

                Gain from forward currency trading                                   0                 9,771
                                                                        ----------------     ----------------

                Total trading gains (losses)                                   (32,235)              978,950
                                                                        ----------------     ----------------

NET INVESTMENT INCOME (LOSS)
    Income
        Interest income                                                         29,226                14,036
                                                                        ----------------     ----------------

    Expenses
        Incentive fees                                                          35,194               196,654
        Management fees                                                         92,003               112,676
        Operating expenses                                                      44,433                40,232
                                                                        ----------------     ----------------




                Total expenses                                                 171,630               349,562
                                                                        ----------------     ----------------

                Net investment (loss)                                         (142,404)             (335,526)
                                                                        ----------------     ----------------

                NET INCOME (LOSS)                                       $     (174,639)      $       643,424
                                                                        ================     ================

NET INCOME (LOSS) PER GENERAL AND
    LIMITED PARTNER UNIT
        (based on weighted average number of
        units outstanding during the period of
        3,837 and 4,375, respectively)                                  $       (45.51)      $        147.08
                                                                        ================     ================

INCREASE (DECREASE) IN NET ASSET VALUE PER
    GENERAL AND LIMITED PARTNER UNIT                                    $       (43.79)      $        147.27
                                                                        ================     ================

See accompanying notes.



                      ALTERNATIVE ASSET GROWTH FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
        For the Three Months Ended March 31, 2005 and 2004 (Unaudited)



                                               Total                                     Partners' Capital
                                             Number of           -------------------------------------------------------------------
                                               Units                  General                 Limited                  Total
                                         ------------------      -------------------     -------------------     -------------------

Balances at
    December 31, 2004                               3,930           $      139,224         $     5,255,409        $     5,394,633

Net (loss) for the three months ended
March 31, 2005                                                              (4,442)               (170,197)              (174,639)

Redemptions                                          (279)                       0                (368,023)              (368,023)
                                         ------------------      -------------------     -------------------     -------------------

Balances at
    March 31, 2005                                  3,651           $      134,782         $     4,717,189        $     4,851,971
                                         ==================      ===================     ===================     ===================




Balances at
    December 31, 2003                               4,441           $      137,933         $     5,901,730        $     6,039,663

Net income for the three months ended
March 31, 2004                                                              14,936                 628,488                643,424

Redemptions                                          (227)                       0                (331,018)              (331,018)
                                         ------------------      -------------------     -------------------     -------------------

Balances at
    March 31, 2004                                  4,214           $      152,869         $     6,199,200        $     6,352,069
                                         ==================      ===================     ===================     ===================


                                                                          Net Asset Value Per Unit

                                             March 31,              December 31,             March 31,              December 31,
                                               2005                     2004                    2004                    2003
                                         ------------------      -------------------     -------------------     -------------------

                                           $     1,328.90           $     1,372.69         $      1,507.23        $      1,359.96
                                         ==================      ===================     ===================     ===================

See accompanying notes.


                      ALTERNATIVE ASSET GROWTH FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                --------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

Alternative Asset Growth Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts, options on futures contracts and interbank forward currency contracts.

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

         H.  Interim Financial Statements

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and 2004.

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

Effective October 22, 2004, ProFutures, Inc. has a callable stock subscription agreement with Man Financial Inc. (MFI), the Partnership's broker, whereby MFI has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements. Prior to October 22, 2004, ProFutures, Inc. had a callable stock subscription agreement with ABN AMRO Incorporated (ABN), the Partnership's prior broker, whereby ABN had subscribed to purchase (up to $7,000,000, subject to the conditions set forth in the stock subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

The Partnership pays the General Partner a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Asset Value. Effective October 16, 2004, the Partnership pays the General Partner an additional monthly management fee of ..0625% (.75% annually) of the Partnership's month-end Net Asset Value for consulting services rendered to the Partnership.

Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2005 and 2004 were $34,952 and $32,102, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2005 and December 31, 2004 were $11,433 and $12,483, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $28,453 and $32,421 for the three months ended March 31, 2005 and 2004, respectively.

Note 4.  OTHER MANAGEMENT FEES
         ---------------------

The Partnership employs a consultant who is paid a monthly fee of 1/6 of 1% (2% annually) of month-end Net Asset Value for administrative services rendered to the Partnership. Total fees earned by this consultant for the three months ended March 31, 2005 and 2004 were $25,420 and $32,102, respectively.

On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $3,178 for the three months ended March 31, 2005.

Prior to October 15, 2004, Kenmar Global Strategies Inc. (Kenmar) assisted the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar received a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership. Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15,

2004. Management fees earned by Kenmar totaled $16,051 for the three months ended March 31, 2004.

Note 5.  DEPOSITS WITH BROKER
         --------------------

The Partnership deposits funds with MFI (ABN prior to October 2004) to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

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

Note 7.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

The Partnership has a portion of its assets on deposit with a financial institution in connection with its trading of forward currency contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. Since forward currency contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by Altegris (Kenmar prior to October 15, 2004), as a consultant, and the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.  GUARANTEES
         ----------

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

Note 9.  FINANCIAL HIGHLIGHTS
         --------------------

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.


                                                                      Three months ended
                                                                           March 31,
                                                                 2005                  2004
                                                              (Unaudited)           (Unaudited)
                                                             ------------          ------------
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period                $1,372.69             $1,359.96
                                                             ------------          ------------
Income (loss) from operations:
Total trading gains (losses) (1)                                   (6.68)               223.97




Net investment (loss) (1)                                         (37.11)               (76.70)
                                                             ------------          ------------
Total income (loss) from operations                               (43.79)               147.27
                                                             ------------          ------------
Net asset value per unit at end of period                      $1,328.90             $1,507.23
                                                             ============          ============
Total Return (3)                                                   (3.19)%               10.83%
                                                             ============          ============
Supplemental Data
Ratios to average net asset value:
Expenses prior to incentive fees (4)                               11.05%                 9.73%
Incentive fees (3)                                                  0.71%                 3.13%
                                                             ------------          ------------
Total expenses                                                     11.76%                12.86%
                                                             ============          ============
Net investment (loss) (2), (4)                                     (8.68)%               (8.84)%
                                                             ============          ============

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

---------
(1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2)  Excludes incentive fees.

(3)  Not annualized.

(4)  Annualized.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in connection with, the following analysis.

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

The Partnership's offering of Units of Limited Partnership Interest terminated in 1991.

C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the three months ended March 31, 2005 and 2004 totaled $(174,639) and $643,424, respectively.

As of March 31, 2005, 3,651 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $4,851,971 ($1,328.90 per
Unit). This represents a decrease in Net Asset Value of $(542,662) compared with December 31, 2004. The decrease is caused by redemptions of Units and a net loss for the three months ended March 31, 2005.

As of March 31, 2004, 4,214 Units are outstanding, including 101 General Partner Units, with an aggregate Net Asset Value of $6,352,069 ($1,507.23 per
Unit). This represents an increase in Net Asset Value of $312,406 compared with December 31, 2003, due to net income for the three months ended March 31, 2004 exceeding redemptions of Units.

First Quarter 2005
------------------

The first quarter was an especially volatile one for oil prices and for interest rates. Oil prices continue to climb, and then drop. Short-term interest rates climbed as the Fed continued its policy of raising short-term rates.

The Partnership had a loss of 4.78% in January. The Partnership had some profits in interest rates and certain agricultural commodities. There were large losses in foreign currencies, with smaller losses in stock indices, metals and energy.

The Partnership had a gain of 1.20% in February. The Partnership had large gains in stock indices, with smaller gains in short-term interest rates, metals and energy. There were losses, mainly in bonds and agricultural commodities.


The Partnership had a gain of gain of 0.46% in March. The Partnership had large gains in energy, with other gains in interest rates, base metals and certain agricultural commodities. Losses were in foreign currencies, stock indices and certain other agricultural commodities.

The Partnership ended the quarter with a loss.

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

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         (c) Pursuant to the Partnership's Agreement of Limited Partnership, partners may redeem their Limited Partnership Units at the end of each calendar month at the then current Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

         The following table summarizes the redemptions by partners during the three months ended March 31, 2005:

         MONTH                  UNITS REDEEMED           NAV PER UNIT
         -----                  --------------           ------------

         January 31, 2005          86.858                 1,307.14

         February 28, 2005        104.913                 1,322.84

         March 31, 2005            87.067                 1,328.90
                                 ---------

         TOTAL                    278.838
                                 =========

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits.

         Exhibits filed herewith:

         31.01 Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

         31.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

         32.01 Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes- Oxley Act of 2002.

         32.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ALTERNATIVE ASSET GROWTH FUND, L.P.
                                 (Registrant)

May 13, 2005                     By /s/ GARY D. HALBERT
------------                     ---------------------------------------------
Date                             Gary D. Halbert, President and Director
                                 ProFutures, Inc.
                                 General Partner

May 13, 2005                     By /s/ DEBI B. HALBERT
------------                     ---------------------------------------------
Date                             Debi B. Halbert, Chief Financial Officer,
                                 Treasurer and Director
                                 ProFutures, Inc.
                                 General Partner